Form 10-K
period 2019-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2020-06-30
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2019

Or

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ⌧

Emerging growth company      ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $184.3 million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,141,496 shares of common stock, $.18 par value per share, outstanding as of June 15, 2020.

Unless the context requires otherwise, in this Form 10-K the term “Hallmark” refers solely to Hallmark Financial Services, Inc. and the terms “we,” “our,” “us” and the “Company” refer to Hallmark and its subsidiaries.

Risks Associated with Forward-Looking Statements Included in this Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or similar expressions. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future business activities and availability of funds. Statements regarding the following subjects are forward-looking by their nature:

●	our business and growth strategies;
●	our performance goals;
●	our projected financial condition and operating results;
●	our understanding of our competition;
●	industry and market trends;
●	the impact of technology on our products, operations and business; and
●	any other statements or assumptions that are not historical facts.

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through business units organized by products and distribution channel. Our business units are supported by our insurance company subsidiaries.  Our Commercial Auto business unit offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs. These products and services were previously reported as the Contract Binding and Specialty Commercial business units. Our Commercial Accounts business unit (f/k/a Standard Commercial P&C business unit) offers package and monoline property/casualty and occupational accident insurance products. Effective June 1, 2016 we ceased marketing new or renewal occupational accident policies.  Our former Workers Compensation operating unit specialized in small and middle market workers compensation business. Effective July 1, 2015, we no longer market or retain any risk on new or renewal workers compensation policies. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services.

Each business unit has its own management team with significant experience in distributing products to its target markets and proven success in achieving underwriting profitability. Each business unit is responsible for marketing, distribution and underwriting while we provide capital management, claims management, reinsurance, actuarial, investment, financial reporting, technology and legal services and other administrative support at the parent level. We believe this approach optimizes our operating results by allowing us to effectively penetrate our selected specialty and niche markets while maintaining operational controls, managing risks, controlling overhead and efficiently allocating our capital across business units. We expect future growth to be derived from organic growth in the premium production of our existing business units and selected opportunistic acquisitions that meet our criteria.

What We Do

We market commercial and personal lines property/casualty insurance products which are tailored to the risks and coverages required by the insured. We believe that most of our target markets are underserved by larger property/casualty insurers because of the specialized nature of the underwriting required. We expect to offer these products profitably as a result of the expertise of our experienced underwriters. We also believe our long-standing relationships with independent general agencies and retail agents and the service we provide differentiate us from larger property/casualty insurers.

Our Commercial Auto business unit offers primary and excess commercial vehicle insurance products and services in  both the excess and surplus lines market and the admitted market. Excess and surplus lines insurance provides coverage for difficult to place risks that do not fit the underwriting criteria of insurers operating in the standard market.

Most of the admitted risks are unique and hard to place in the standard admitted market but, for marketing and regulatory reasons, they must remain with an admitted insurance company. Our Commercial Auto business unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our Commercial Auto business unit markets its products in 50 states plus the District of Columbia through 96 wholesale brokers and 73 general agency offices, as well as four independent retail agents in Texas. The Commercial Auto business unit also writes primary commercial automobile liability and physical damage risk on an admitted basis in 16 states through a program underwriter.

Our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services on both an admitted and non-admitted basis. The principal focus of the primary and excess liability products, as well as the E&S package insurance products, are coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service (non-transportation). Public entity excess coverage is offered on an insurance and reinsurance basis for cities, counties and other public entities with populations up to 1,000,000. Garage liability targets non-franchised car dealers and service and repair shops. Our E&S Casualty business unit markets its primary and excess liability and excess public entity liability products through 78 wholesale brokers in 50 states plus the District of Columbia. Our E&S Casualty business unit markets our E&S package and garage liability products through 142 general agents, four  wholesale brokers and one retail agent in 46 states.

The primary/excess commercial property coverages underwritten by our E&S Property business unit specialize in shared and layered accounts on a non-admitted basis which target regional and national property programs. Our E&S Property business unit markets these products through 22 wholesale brokers in 50 states.

The medical professional liability insurance underwritten on an excess and surplus lines basis by our Professional Liability business unit focuses on physicians, mid-level providers, miscellaneous medical facilities, hospitals and healthcare organizations and senior care/nursing homes.  The physicians and mid-level providers are generally hard to place or non-standard risks.  These are individuals who do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. In addition to healthcare professionals, our Professional Liability business unit also underwrites medical professional liability for standard medical facilities, hospitals and healthcare systems. The medical facilities are generally outpatient facilities such as surgery centers, imaging centers, laboratories, home health agencies and other non-hospital facilities providing medical services. The hospitals and healthcare systems are generally stand-alone acute care facilities, multi-hospital systems, integrated delivery systems, critical access hospitals and other specialty hospitals and healthcare systems providing medical services.  Our Professional Liability business unit markets these products through 40 wholesale and retail brokers in 49 states. The Professional Liability business unit also provides medical professional liability to senior care facilities through a program where a managing general agent underwrites on our behalf risks that meet specific underwriting criteria. The financial professional liability insurance underwritten on an excess and surplus lines basis by our Professional Liability business unit focuses on management and professional liability products that include directors and officers, employment practices and retirement and benefit plan fiduciary services for private, public and non-profit entities, as well as miscellaneous professional liability insurance for non-financial institution service industries. Our Professional Liability business unit distributes its financial professional liability insurance products through 33 wholesale brokers in 40 states.

The aircraft liability and hull insurance products underwritten by our Aerospace & Programs business unit target standard general aviation aircraft risks. Airport liability insurance is marketed to smaller, regional airports. Our Aerospace & Programs business unit markets these general aviation insurance products through 168 independent specialty brokers in 48 states. The satellite launch property/casualty policies produced by our Aerospace & Programs business unit are marketed through underwriting agencies with technical knowledge of space insurance. We retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months. The specialty programs business marketed by our Aerospace & Programs business unit presently consists primarily of a fronting arrangement in Texas for a third party insurance company and a program underwriter writing primarily commercial automobile coverage for risks specializing in daily rental operations.

Our Commercial Accounts business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products include general liability, commercial automobile, commercial property and umbrella coverages. Our Commercial Accounts business unit currently markets its products through a network of 184 independent agency groups primarily serving businesses in the non-urban areas of 14 states predominately in the southwest and northwest regions. In addition, our Commercial Accounts business unit previously provided occupational accident coverage in Texas through an underwriting agency that specialized in the occupational accident insurance market. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies.

Our Specialty Personal Lines business unit primarily offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Specialty Personal Lines business unit also provides a renters insurance product that complements our non-standard automobile offering and fits well in our distribution channel. Our Specialty Personal Lines business unit markets and services these non-standard automobile and renters insurance policies through 4,506 independent retail agent locations in 10 and 12 states, respectively.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”). AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these four insurance company subsidiaries. Also, A.M. Best has assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of   “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

These business units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our Commercial Auto business unit, E&S Casualty business unit, E&S Property business unit, Professional Liability business unit and our Aerospace & Programs business unit. The Standard Commercial Segment consists of the Commercial Accounts business unit and the runoff from our former Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines business unit. The following table displays the gross premiums written and net premiums written by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Gross Premiums Written:
Specialty Commercial Segment	$651,913	$501,806	$464,714
Standard Commercial Segment	92,645	86,121	78,228
Personal Segment	99,273	75,088	61,214
Total	$843,831	$663,015	$604,156

Net Premiums Written:
Specialty Commercial Segment	$350,047	$251,731	$265,022
Standard Commercial Segment	62,892	69,222	69,288
Personal Segment	83,613	42,845	31,273
Total	$496,552	$363,798	$365,583

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our Commercial Auto business unit, E&S Casualty business unit, E&S Property business unit, Professional Liability business unit and Aerospace & Programs business unit. The following table displays the gross premiums written and net premiums written for affiliated and unaffiliated insurers by these business units reported in the Specialty Commercial Segment for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	% of Total 2019	2018	% of Total 2018

	(dollars in thousands)
Gross Premiums Written:
Commercial Auto business unit	$286,904	44.0%	$275,820	55.0%
E&S Casualty business unit	94,886	14.5%	59,792	11.9%
E&S Property business unit	122,302	18.8%	63,225	12.6%
Professional Liability business unit	106,808	16.4%	66,118	13.2%
Aerospace & Programs business unit	41,013	6.3%	36,851	7.3%
Total Specialty Commercial Segment	$651,913	100.0%	$501,806	100.0%
	—		—
Net Premiums Written:
Commercial Auto business unit	$208,748	59.6%	$177,218	70.4%
E&S Casualty business unit	51,812	14.8%	28,624	11.4%
E&S Property business unit	26,054	7.5%	12,622	5.0%
Professional Liability business unit	49,851	14.2%	22,610	9.0%
Aerospace & Programs business unit	13,582	3.9%	10,657	4.2%
Total Specialty Commercial Segment	$350,047	100.0%	$251,731	100.0%

Commercial Auto business unit. Our Commercial Auto business unit provides commercial auto liability and physical damage insurance to local, intermediate and long haul truckers, as well as other classes of commercial auto transportation.

Our Commercial Auto business unit focuses on middle market commercial risks that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. Target risks for commercial automobile insurance are business automobile and trucking for hire fleets. The insurance products offered by our Commercial Auto business unit include the following:

●	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.
●	Commercial excess liability. Commercial excess liability insurance is designed to provide an extra layer of protection for bodily injury losses above the underlying layers of commercial automobile insurance. The excess insurance does not begin until the limits of liability in the underlying layer have been exhausted.

Our Commercial Auto business unit focuses its primary automobile policies on business automobile, local and long-haul trucking, specialty automobile, truckers for hire and truckers not for hire.  These primary automobile policies consist of both contract binding policies distributed through 73 general agency locations in four states and brokerage policies distributed in 25 states through 18 wholesale brokers and four independent retail agents. Coverages for both contract binding and brokerage policies include commercial automobile liability up to $1,000,000 and physical damage.  The vast majority of primary automobile policies written by our Commercial Auto business unit are for a term of 12 months. Primary automobile policies are paid in full up front or financed with various premium finance companies.

During 2019, general agents produced 74%, wholesale brokers produced 25%, and retail agents produced 1% of the total primary automobile premiums produced by our Commercial Auto business unit. During 2019, the top ten general agents produced 56%, and no general agent produced more than 10%, of the total primary automobile premium volume of our Commercial Auto business unit. During the same period, the top ten wholesale brokers produced 22%, and no wholesale broker produced more than 6%, of the total primary automobile premium volume of our Commercial Auto business unit.

Our Commercial Auto business unit focuses its excess automobile policies on transportation classes such as truckers for hire, certain hazardous materials classes and specialty risks. These excess automobile policies are distributed through 77 wholesale brokers in 50 states plus the District of Columbia.  Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the underlying carrier’s limits of liability.  The majority of the excess automobile policies written by our Commercial Auto business unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy.  During 2019, the top ten wholesale brokers accounted for 89%, and no wholesale broker accounting for more than 34%, of the total excess automobile premium volume of our Commercial Auto business unit.

In February, 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases.  At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.  During 2019, this contract binding business produced $115.0 million in gross premiums written, which represented 56% of the total primary automobile premium volume of our Commercial Auto business unit.

E&S Casualty business unit. Our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services on both an admitted and non-admitted basis through wholesale brokers in 50 states plus the District of Columbia. Limits of liability offered are from $1,000,000 to $10,000,000 in coverage in excess of the primary carrier’s limits of liability. During 2019, the top ten wholesale brokers accounted for 66% of our primary and excess casualty premium volume, with no single wholesale broker accounting for more than 15%.

The insurance products offered by our E&S Casualty business unit include the following:

●	Commercial excess liability. Commercial excess liability insurance is designed to provide an extra layer of protection for bodily injury, personal and advertising injury, or property damage losses above the primary layer of general liability and employer’s liability insurance. The excess insurance does not begin until the limits of liability in the primary layer have been exhausted. The excess layer provides not only higher limits, but catastrophic protection from large losses.
●	Commercial umbrella. Commercial umbrella insurance protects businesses for bodily injury, personal and advertising injury, general liability and employer’s liability losses, and for some claims excluded by their primary policies (subject to a deductible). Umbrella insurance provides not only higher limits, but catastrophic protection for large losses.
●	Commercial general liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.
●	Public entity excess liability. Public entity excess liability is designed to provide an extra layer of protection for target classes of public entities for automobile liability, general liability, public officials’ liability, wrongful acts, employment practices liability, law enforcement liability, educators’ legal liability and related coverages.

●	E&S package. E&S package provides both commercial property and general liability in a single policy for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.
●	Garage liability. Garage liability provides coverage for third party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.

E&S Property business unit. Our E&S Property business unit  markets primary/excess commercial property coverages, on a non-admitted basis, for both catastrophe and non-catastrophe exposures. The primary/excess property coverages offered by our E&S Property business unit are offered in conjunction with shared and layered accounts for multiple specialty property classes. Targeted classes primarily include institutions, municipalities, religious organizations and education. Our E&S Property business unit also markets inland marine property coverages included with shared and layered accounts for specialty property risks.  Targeted classes for our inland marine property coverages include contractors equipment and builders risk. Our E&S Property business unit distributes its primary/excess commercial property and inland marine insurance products through 22 wholesale brokers in 50 states. During 2019, the top ten wholesale brokers accounted for 62% of our primary/excess commercial property and inland marine premium volume, with no single wholesale broker accounting for more than 19%.

Professional Liability business unit. Our Professional Liability business unit markets medical professional liability insurance on an excess and surplus lines basis. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities, as well as outpatient medical facilities and hospitals and healthcare systems. Our Professional Liability business unit distributes its medical professional liability insurance products through 40 wholesale and retail brokers in 49 states. The Professional Liability business unit also provides medical professional liability to senior care facilities through a program where a managing general agent underwrites on our behalf risks that meet specific underwriting criteria. During 2019, the top ten brokers accounted for 27% of our medical professional liability premium volume, with no single broker accounting for more than 14%. During 2019 the program manager accounted for 63% of our medical professional liability premium volume.

Our Professional Liability business unit also markets financial professional liability insurance on an excess and surplus lines basis. Financial professional liability insurance provides liability insurance for management liability and professional liability on a claims-made basis. Our financial professional liability products target miscellaneous professional liability classes. Our Professional Liability business unit distributes its financial professional liability insurance products through 33 wholesale brokers in 40 states. During 2019, the top ten wholesale brokers accounted for 88% of our financial professional liability premium volume, with no single wholesale broker accounting for more than 39%.

Aerospace & Programs business unit. Our Aerospace & Programs business unit markets, underwrites and services general aviation property/casualty insurance in 48 states, satellite launch property/casualty insurance products and services, as well as certain specialty programs. The marketing strategy for our  general aviation property/casualty insurance is similar to only a few competitors in the U.S. and focuses on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses. In addition, our Aerospace & Programs business unit offers satellite launch property/casualty policies marketed through underwriting agencies with technical knowledge of space insurance. The general aviation and satellite launch products offered by our Aerospace & Programs business unit include the following:

●	Aircraft. Aircraft insurance provides third-party bodily injury and property damage coverage and first-party hull damage coverage against losses resulting from the ownership, maintenance or use of aircraft.
●	Airport liability. Airport liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on airport premises or from their operations.
●	Satellite. We retain up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

Our Aerospace & Programs business unit distributes its general aviation insurance products through 168 aviation specialty brokers. These specialty brokers submit requests for aviation insurance quotations received from the states in which we operate and our Aerospace & Programs business  unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2019, the top ten independent specialty brokers produced 45%, and no broker produced more than 14%, of the total general aviation premium volume of our Aerospace & Programs business unit. Our Aerospace & Programs business unit independently develops, underwrites and prices each general aviation coverage written. We target standard general aviation risks for both commercial (non-airline) and non-commercial uses. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with 87% of the aircraft written in 2019 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2019 was approximately $153,000.

The specialty programs within our Aerospace & Programs business unit consist of fronting and agency arrangements, as well as a program underwriter. The specialty programs business presently consists primarily of a fronting arrangement in Texas for a third party insurance company and a program underwriter writing primarily commercial auto coverage for risks specializing in daily rental operations.

Standard Commercial Segment

The Standard Commercial Segment of our business includes the package and monoline property/casualty and occupational accident insurance products and services handled by our Commercial Accounts business unit (f/k/a Standard Commercial P&C operating unit) and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit.  Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the former Workers Compensation operating unit ceased retaining any risk on new or renewal policies.

Commercial Accounts business unit. Our Commercial Accounts business unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of 14 states predominately in the southwest and northwest regions. Our Commercial Accounts business unit targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Commercial Accounts business unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. Products offered by our Commercial Accounts business unit include the following:

●	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.
●	General liability. General liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on the insured’s premises or from their general business operations.
●	Umbrella. Umbrella insurance provides coverage for third-party liability claims where the loss amount exceeds coverage limits provided by the insured’s underlying general liability and commercial automobile policies.
●	Commercial property. Commercial property insurance provides first-party coverage for the insured’s real property, business personal property, and business interruption losses caused by fire, wind, hail, water damage, theft, vandalism and other insured perils.
●	Commercial multi-peril. Commercial multi-peril insurance provides a combination of property and liability coverage that can include commercial automobile coverage on a single policy.

●	Business owner’s. Business owner’s insurance provides a package of coverage designed for small to midsize businesses with homogeneous risk profiles. Coverage includes general liability, commercial property, commercial automobile and umbrella coverage.

Our Commercial Accounts business unit markets its property/casualty insurance products through 184 independent agency groups operating in its target markets. Our Commercial Accounts business unit strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Commercial Accounts business  unit has historically maintained excellent relationships with its producing agents, as evidenced by the 17 year average tenure of the 26 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2019. During 2019, the top ten agency groups produced 36%, and no individual agency group produced more than 7%, of the total premium volume of our Commercial Accounts business unit.

Our Commercial Accounts business unit writes most risks on a package basis using a commercial multi-peril policy or a business owner’s policy. Umbrella policies are written only when our Commercial Accounts business unit also writes the insured’s underlying general liability and commercial automobile coverage.

All of the commercial policies written by our Commercial Accounts business unit are for a term of 12 months. If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that requires the insured to pay 20% or 25% down and the remaining payments over eight months. We charge installment fees of up to $7.50 per payment for the installment payment plan.

Former Workers Compensation operating unit. Effective July 1, 2015, this operating unit ceased marketing or retaining any risk on new or renewal policies. The run-off of existing policies issued by  our former Workers Compensation operating unit is being administered by an independent third party.

Personal Segment

The Personal Segment of our business consists solely of our Specialty Personal Lines business unit. Our Specialty Personal Lines business unit markets and services non-standard personal automobile policies and renters insurance in 10 and 12 states, respectively. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Specialty Personal Lines business unit include the following:

●	Personal automobile. Personal automobile insurance is the primary product offered by our Specialty Personal Lines business unit. Our policies typically provide third-party coverage to individuals for bodily injury and property damage at the minimum limits required by law, and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide for first party personal injury protection, frequently referred to as no-fault coverage.
●	Renters. Renters insurance provides coverage for the contents of a renter’s home or apartment and for liability. Renter’s policies are similar to homeowners insurance, except they do not cover the structure.

Our Specialty Personal Lines business unit markets its products through 4,506 independent retail agent locations  in its target geographic markets. Non-standard automobile represented 97% of the premiums produced during 2019. Our Specialty Personal Lines business unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Specialty Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2019, the top ten independent agency locations produced 40%, and no individual agency location produced more than 6%, of the total premium volume of our Specialty Personal Lines business unit.

During 2019, personal automobile liability coverage accounted for 69% and personal automobile physical damage coverage accounted for the remaining 31% of the total non-standard automobile premiums produced by our Specialty

Personal Lines business unit. Our most common policy term is a six month policy. We offer  one-month policies on a limited basis. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

●	Specialized market knowledge and underwriting expertise. All of our business units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products.
●	Tailored market strategies. Each of our business units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each business unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.
●	Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions tailored to the needs of each business unit allows us to provide superior service to both our agents and brokers and our insured customers. The easy-to-use interfaces and responsiveness of our business units enhance their relationships with the agents and brokers who sell our policies. We also believe that consistently offering insurance products through hard and soft markets helps to build and maintain the loyalty of agents and brokers. We value our strong relationships with our agents and brokers and continue to enhance the value proposition to our agents, brokers and insureds by delivering exceptional customer service.
●	Market diversification. We believe operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our business units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among four of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe this market diversification reduces our risk profile and enhances our profitability.
●	Experienced management team. Our senior corporate management team has extensive insurance experience. In addition, our business units have strong management and underwriting teams that also have extensive insurance industry experience. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

Our Strategy

We strive to become a “Best in Class” specialty insurance company offering products in specialty and niche markets through the following strategies:

●	Focusing on underwriting discipline and operational efficiency. We seek to consistently generate an underwriting profit on the business we write in hard and soft markets. Our business units have a strong track record of underwriting discipline and operational efficiency, which we seek to continue. We believe that in soft markets our competitors often offer policies at a low or negative underwriting profit in order to maintain or increase their premium volume and market share. In contrast, we seek to write business based on its profitability rather than focusing solely on premium production. To that end, we provide financial incentives to many of our underwriters, agents and brokers based on underwriting profitability.
●	Achieving organic growth in our existing business lines. We believe we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our product offerings, expanding our agency relationships and further penetrating our existing customer base. We believe our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets. We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency. In addition, we believe there is an opportunity for some of our business units to further penetrate their existing customer bases with additional products offered by other business units.
●	Pursuing selected, opportunistic acquisitions. We seek to opportunistically acquire insurance organizations that operate in specialty or niche property/casualty insurance markets that are complementary to our existing operations. We seek to acquire companies with experienced management teams, stable loss results and strong track records of underwriting profitability and operational efficiency. Where appropriate, we intend to ultimately retain profitable business produced by the acquired companies that would otherwise be retained by unaffiliated insurers. Our management has significant experience in evaluating potential acquisition targets, structuring transactions to ensure continued success and integrating acquired companies into our operational structure.
●	Maintaining a strong balance sheet. We seek to maintain a strong balance sheet by employing conservative investment, reinsurance and reserving practices and to measure our performance based on long-term growth in book value per share.

Distribution

We market our property/casualty insurance products predominately through independent general agents, retail agents and specialty brokers. Therefore, our relationships with our agents and brokers is critical to our ability to identify, attract and retain profitable business. Each of our business units has developed its own tailored approach to establishing and maintaining its relationships with these independent distributors of our products. These strategies focus on providing excellent service to our agents and brokers, maintaining a consistent presence in our target niche and specialty markets through hard and soft market cycles and fairly compensating the agents and brokers who market our products. Our business units also regularly evaluate independent general and retail agents based on the underwriting profitability of the business they produce and their performance in relation to our objectives.

Except for the products of our Specialty Commercial Segment, the distribution of property/casualty insurance products by our business units is geographically concentrated. For the twelve months ended December 31, 2019, five states accounted for approximately 52% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2019.

	Specialty	Standard
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total

	(dollars in thousands)
Texas	$190,252	$23,485	$31,926	$245,663	29.1%
California	87,755	—	—	87,755	10.4%
Florida	38,916	—	—	38,916	4.6%
Arizona	4,668	2,432	30,848	37,948	4.5%
Oklahoma	17,177	—	9,723	26,900	3.2%
All other states	313,145	66,728	26,776	406,649	48.2%
Total gross premiums written	$651,913	$92,645	$99,273	$843,831
Percent of total	77.3%	11.0%	11.7%	100.0%

Underwriting

The underwriting process employed by our business units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept. Each of our business units offering commercial,  professional, aviation or public entity insurance products employs its own underwriters with in-depth knowledge of the specific niche and specialty markets targeted by that business unit. We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt price structures that will be supported in the applicable market. Our experienced commercial, healthcare professional, aviation and public entity underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective business units.

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

	Year Ended December 31,
	2019	2018	2017
Gross premiums written	$843,831	$663,015	$604,156
Net statutory loss & LAE ratio	81.5%	69.8%	79.1%
Net statutory expense ratio	25.9%	25.5%	27.0%
Net statutory combined ratio	107.4%	95.3%	106.1%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2019, 2018 and 2017, our consolidated premium-to-surplus ratios were 195%, 147% and 157%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2019, we had a total of 104 claims managers, supervisors and adjusters with an average experience of approximately 16 years.

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

Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2019 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last three years (in thousands).

	Year Ended December 31,
	2019	2018	2017
Gross premiums written	$843,831	$663,015	$604,156
Ceded premiums written	(347,279)	(299,217)	(238,573)
Net premiums written	$496,552	$363,798	$365,583
Gross premiums earned	$752,966	$641,596	$568,769
Ceded premiums earned	(316,089)	(278,509)	(207,732)
Net premiums earned	$436,877	$363,087	$361,037

Reinsurance recoveries	$211,768	$199,690	$144,948

Investment Portfolio

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Our investment portfolio is composed of fixed-income securities, equity securities and other investments. As of December 31, 2019, we had total invested assets of $675.7 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2019 would decrease by approximately $8.4 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield of each category of invested assets as of December 31, 2019 and 2018.

	As of December 31, 2019			As of December 31, 2018
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield

	(in thousands)			(in thousands)

Category:
Corporate bonds	$300,825	52.4%	2.7%	$242,152	44.4%	2.8%
Collateralized corporate bank loans	115,757	20.1%	4.0%	126,528	23.2%	5.0%
Municipal bonds	83,270	14.5%	4.8%	115,527	21.1%	3.6%
US Treasury securities and obligations of U.S. Government	66,600	11.6%	1.8%	48,106	8.8%	1.9%
Mortgage backed	7,827	1.4%	2.8%	13,557	2.5%	3.1%
Total	$574,279	100.0%	3.2%	$545,870	100.0%	3.4%

The weighted average credit rating for our fixed-income portfolio was Baa1 at December 31, 2019. The following table shows the distribution of our fixed-income portfolio by rating as a percentage of total fair value as of December 31, 2019 and 2018:

	As of	As of
	December 31, 2019	December 31, 2018
Rating:
"Aaa"	15.0%	13.6%
"Aa"	7.0%	6.7%
"A"	13.9%	11.8%
"Baa"	44.8%	44.3%
"Ba"	15.7%	19.1%
"B"	0.7%	0.3%
"Caa"	—%	0.2%
"Ca"	—%	1.0%
"C"	—%	—%
"NR"	2.9%	3.0%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2019 and 2018.

	As of December 31, 2019		As of December 31, 2018
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value

	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$107,605	18.8%	$120,127	22.0%
One to five years	345,860	60.2%	284,947	52.2%
Five to ten years	88,061	15.3%	102,047	18.7%
More than ten years	24,926	4.3%	25,192	4.6%
Mortgage-backed	7,827	1.4%	13,557	2.5%
Total	$574,279	100.0%	$545,870	100.0%

Our investment strategy is to conservatively manage our investment portfolio by investing primarily in readily marketable, investment-grade, fixed-income securities. As of December 31, 2019, 15% of our investment portfolio was invested in equity securities. Our investment portfolio is managed internally. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized gain balance by invested asset category as of December 31, 2019.

Net Unrealized Gain Balance
(in thousands)
Category
U.S. Treasury securities and obligations of U.S. Government	$159
Corporate bonds	3,224
Collateralized corporate bank loans	88
Municipal bonds	1,483
Mortgage-backed	(173)
Equity securities	27,320
Other investments	(1,594)
Total	$30,507

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology systems. Publicly reported cybersecurity intrusions have increased recently and the insurance sector as a whole is more exposed than in the past. Cybersecurity threats extend from individual attempts to gain unauthorized access to our information technology systems to coordinated, elaborate and targeted activity. We retain highly trained staff committed to the development and maintenance of our information technology systems. We maintain and regularly review recovery plans which are intended to enable us to restore critical systems with minimal disruption. We have established an information security committee to oversee and steer risk management plans to manage these exposures on an ongoing basis. We also employ comprehensive employee engagement and training programs to guard against the potential for malicious attempts to extort sensitive information from our systems using social engineering techniques (also known as “phishing”) and have increased our cyber liability insurance to seek to minimize our post-event financial impacts.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. A.M. Best has pooled its ratings of our AHIC, HIC, HSIC and HNIC subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by the four insurance company subsidiaries. A.M. Best has also assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC. An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurer’s financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer’s stock. On March 2, 2020, A.M. Best announced that its current ratings of our insurance company subsidiaries were under review with negative implications. On June 9, 2020, A.M. Best announced that it was maintaining this status pending further review.

Competition

The property/casualty insurance market, our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. In many instances,  we have less financial or other resources than our competition and their affiliates. Generally, we compete on price, customer service, coverages offered, claims handling, financial stability, agent commission and support, customer recognition and geographic coverage. We compete with companies who use independent agents, captive agent networks, direct marketing channels or a combination thereof.

The primary competition for our Commercial Auto business unit includes such carriers as American Millennium Insurance Company, Canal Insurance Company, Clear Blue Insurance Company, Commercial Alliance Insurance Company, Fairfax Financial, Hudson Insurance Company, National Casualty Company, National Liability & Fire Insurance Company, Northland Insurance Company, Progressive County Mutual, Sompo International, State National Insurance Company, Prime Insurance Company, Underwriters at Lloyds of London, Wilshire Insurance Company and W.R. Berkley. Our E&S Casualty business unit considers its primary competition for our excess, umbrella and general liability insurance products to include such carriers as American International Group, Inc., Axis Insurance Company, Berkshire Hathaway Companies, Crum & Forster Insurance Group, Endurance American Specialty Insurance Company, XL Specialty Insurance, Markel Insurance Company, Navigators Specialty Insurance Company, and W.R. Berkley Corporation. The primary competition for our E&S Package business unit includes such carriers as Nationwide E&S/Specialty, Markel Insurance Company, Colony Specialty Insurance Company, Atlantic Casualty Insurance Company, Nautilus Insurance Company, Mesa

Underwriters Insurance Company, and Penn America Insurance Company. The primary competition for our E&S Property business unit  includes such carriers as Chubb Westchester, Aspen Insurance, Everest National Insurance Company, RSUI Group, Navigators Specialty Insurance Company, Starr Surplus Lines, Ironshore Specialty Insurance Company, Axis Insurance Company, and Markel Insurance Company. The primary competition for the medical professional liability insurance products produced by our Professional Liability business unit includes such carriers as Admiral Insurance Company, Aspen Specialty Insurance Company, Beazley Insurance Company, CNA Financial Corporation, Iron Health, Kinsale Insurance Company, Markel Insurance Company, Medical Protective Insurance Company,  ProAssurance Corporation, RSUI Group and TDC Companies. The primary competition for the financial professional liability insurance products produced by our Professional Liability business unit are Admiral Insurance Company, American International Group Companies, Argonaut Insurance Company, Chubb Group of Insurance Companies, Euclid Executive Liability Managers, Berkley Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Kinsale Insurance Company, RSUI Group, Hiscox USA, and XL Catlin Insurance Company. The primary competitors for our general aviation insurance products produced by our Aerospace & Programs business unit are Old Republic Aviation Managers, Starr Aviation, American International Group, Inc., United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group, Global Aerospace and Allianz Aviation Managers. Our Commercial  Accounts business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. Although our Specialty Personal Lines business unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies.

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

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2019, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Unfair claims practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Examples of unfair claims practices include:

●	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;
●	failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies;
●	failing to adopt and implement reasonable standards for the prompt investigation and settlement of claims arising under insurance policies;
●	failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;
●	attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled;
●	attempting to settle claims on the basis of an application that was altered without notice to, or knowledge and consent of, the insured;
●	compelling insureds to institute suits to recover amounts due under policies by offering substantially less than the amounts ultimately recovered in suits brought by them;
●	refusing to pay claims without conducting a reasonable investigation;
●	making claim payments to an insured without indicating the coverage under which each payment is being made;
●	delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contain substantially the same information;

●	failing, in the case of claim denials or offers of compromise or settlement, to promptly provide a reasonable and accurate explanation of the basis for such actions; and
●	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

Employees

As of December 31, 2019, we employed 486 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

Available Information

The Company’s executive offices are located at Two Lincoln Centre, 5420 Lyndon B. Johnson Freeway, Suite 1100 Dallas, Texas 75240. The Company’s mailing address is Two Lincoln Centre, 5420 Lyndon B. Johnson Freeway, Suite 1100 Dallas, Texas 75240. Its telephone number is (817) 348-1600. The Company’s website address is www.hallmarkgrp.com. The Company files annual, quarterly and current reports, proxy statements and other information and documents with the U.S. Securities and Exchange Commission (the “SEC”), which are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

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

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

●	the availability of sufficient reliable data and our ability to properly analyze available data;
●	the uncertainties that inherently characterize estimates and assumptions;
●	our selection and application of appropriate pricing techniques; and
●	changes in applicable legal liability standards and in the civil litigation system generally.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2019 unpaid losses and LAE would have produced a $6.2 million change to pretax earnings. Our gross loss and LAE reserves totaled $620.4 million at December 31, 2019. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $347.8 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. A.M. Best has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of these individual insurance company subsidiaries and to the pool formed by these four insurance company subsidiaries. Also, A.M. Best has assigned HCM a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-”. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC. On March 2, 2020, A.M. Best announced that its current ratings of our insurance company subsidiaries were under review with negative implications. On June 9, 2020, A.M. Best announced that it was maintaining this status pending further review.

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

Our competitors include entities that have access to greater financial and other resources than us . Our competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2019, we had a total of $479.7 million due us from reinsurers, including $315.5 million of recoverables from losses and $164.2 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2019 was $130.5 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

We are subject to comprehensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than of the stockholders and other investors of the insurance companies. These regulations, generally administered by the department of insurance in each state in which we do business, relate to, among other things:

●	approval of policy forms and rates;
●	standards of solvency, including risk-based capital measurements, which are a measure developed by the National Association of Insurance Commissioners and used by the state insurance regulators to identify insurance companies that potentially are inadequately capitalized;
●	licensing of insurers and their agents;
●	restrictions on the nature, quality and concentration of investments;
●	restrictions on the ability of insurance company subsidiaries to pay dividends;
●	restrictions on transactions between insurance company subsidiaries and their affiliates;

●	requiring certain methods of accounting;
●	periodic examinations of operations and finances;
●	the use of non-public consumer information and related privacy issues;
●	the use of credit history in underwriting and rating;
●	limitations on the ability to charge policy fees;
●	the acquisition or disposition of an insurance company or of any company controlling an insurance company;
●	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;
●	restrictions on the cancellation or non-renewal of policies and, in certain jurisdictions, withdrawal from writing certain lines of business;
●	prescribing the form and content of records of financial condition to be filed;
●	requiring reserves for unearned premium, losses and other purposes; and
●	with respect to premium finance business, the federal Truth-in-Lending Act and similar state statutes. In states where specific statutes have not been enacted, premium finance is generally subject to state usury laws that are applicable to consumer loans.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2020 by our insurance company subsidiaries is $15.8 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of any one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2019, 85% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 34% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2019 was $574.3 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $8.4 million as of December 31, 2019. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 81% of our portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2019, Hallmark had $7.8 million total exposure in mortgage-backed securities.

Future changes in the fair value of our available-for-sale fixed income securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or cash flows.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly

The interest rates under our trust preferred securities are adjusted quarterly using LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR is unavailable on an interest calculation date, the trustee is authorized to calculate the interest rate on the basis of quotations from certain major banks in London or New York.  If the trustee is unable to determine an interest rate in this manner, the immediately preceding interest rate remains in effect. It is not possible to predict the effect of these changes. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

Our internal controls over financial reporting are not fail-safe.

We continually enhance our operating procedures and internal controls over financial reporting (ICFR) to effectively support our business and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that every instance of error or fraud has been or will be detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts or by collusion of two or more persons. The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. ICFR may also become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our ICFR and procedures are designed to provide reasonable, not absolute, assurance that the control objectives are met.

Our geographic concentration ties our performance to the business, economic and regulatory conditions of certain states.

The following states accounted for approximately 52% of our gross written premiums for 2019: Texas (29%), California (10%), Florida (5%) Arizona (5%) and Oklahoma (3%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

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

The COVID-19 pandemic could disrupt our business operations and materially adversely impact our results of operations and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States.  There have been mandates from federal, state, and local authorities requiring forced closures of non-essential business locations, including insurance carriers, brokers and agents. As a result, our corporate offices, and the offices of most of our agents and brokers, have been closed for a significant period.  While our management and most employees have continued to effectively work remotely, and our agents and brokers have continued to produce and service our insurance policies, an extended period of these restrictions could disrupt our business operations and the production of policies by our agents and brokers.  In addition, the adverse effect of COVID-19 on the national and global economy could result in reduced demand for our insurance products and services.

We do not write coverage for pandemics or specialty risks such as event cancellation, trip cancellation, trade credit or political risk, and our customer base is concentrated in small and medium sized enterprises with less exposure than larger organizations.  Although we expect to receive notice of property and liability losses related to COVID-19, we believe that most such claims will not be covered due to policy terms requiring occurrence of physical loss and/or specific exclusions contained in most applicable policies.  However, certain of our policies provide sublimits for business interruption due to communicable disease which do not require physical loss.  Further, the relevant exclusions from business interruption coverage are likely to be a target of litigation, and legislation could be enacted mandating retroactive coverage of business interruption claims stemming from COVID-19.  Similarly, exclusions from general liability policies covering the negligence or gross negligence of an insured could also be challenged. In addition, vacant or converted facilities (e.g., a hotel into emergency housing or a healthcare facility) could result in potential risk exposure that was not envisioned during underwriting.  Claims could also be made under our healthcare professional liability policies related to, among other things, negligent treatment of COVID-19 patients, failure to prevent spread of the disease within a facility and/or inadequate protection of healthcare workers.  Despite typical bodily injury exclusions, claims could also be asserted under our financial professional liability policies relating to issues such as employment practices, misrepresentations, incomplete disclosures, and/or other business practices in response to COVID-19.

We continue to monitor developments relating to the COVID-19 pandemic and implement measures intended to mitigate its impact on our business.  Nonetheless, our results of operations and financial condition could be materially adversely impacted by the COVID-10 pandemic.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, our Commercial Accounts business unit and certain employees of our Specialty Commercial Segment are currently located at Two Lincoln Centre located at 5420 LBJ Freeway, Dallas, Texas. The leased premises consist of 47,172 square feet of office space (“Suite 1100”) and approximately 3,000 square feet of storage space (“Suite 380”).  The initial term of the lease commenced June 1, 2019 and expires May 31, 2032, and we have the right to renew the lease for up to ten years at market rental rates prevailing at the time of renewal.  The initial base rent for Suite 1100 of

$121,861 per month is waived for the first 12 months of the lease and the initial base rent for Suite 380 of $4,250 per month is waived for the first 48 months of the lease.

Certain employees of our Commercial Auto and E&S Casualty business units are presently located at 7550 IH-10 West, San Antonio, Texas. These leased premises consist of a 16,599 square foot office suite and 800 square feet of storage space. The rent is currently $35,523 per month pursuant to a lease that expires November 30, 2020.

Our Specialty Commercial Segment also maintains branch offices in the following locations:

Location	Monthly Rent	Lease Expiration

Chicago, Illinois	$12,721	June 30, 2020
Atlanta, Georgia	$12,305	November 30, 2026
Jersey City, New Jersey	$5,230	December 31, 2020

Our Specialty Personal Lines business unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $30,525 per month pursuant to a lease that expires December 31, 2020.

Our Aerospace & Programs business unit, as well as certain employees of our Commercial Auto and E&S Casualty business units, were previously located at 13727 Noel Road, Dallas, Texas. These leased premises consist of 15,072 square feet of office space. The rent is currently $30,458 per month pursuant to a lease that expires November 30, 2022. We are currently seeking a sublease for this office space.

Item 3. Legal Proceedings.

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et. al (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division.  The Company, its Chief Executive Officer and its Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020.  In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and (e) the defendants’ positive statements about the Company’s business, operations and prospects were materially misleading and/or lacked a reasonable basis.  The court has not yet appointed a lead plaintiff, and defendants’ responsive pleading is not yet due and has not been filed.  The litigation is in its initial stages and we are unable to reasonably predict its potential outcome.  The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims.  The Company’s current policy is to expense legal costs as incurred.  Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy.

We are engaged in various other legal proceedings that are routine in nature and incidental to our business. None of these proceedings, either individually or in the aggregate, are believed, in our opinion, likely to have a material adverse effect on our consolidated financial position or our results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2018.

Period	High Sale	Low Sale
Year Ended December 31, 2019:
First quarter	$10.96	$9.48
Second quarter	14.99	9.80
Third quarter	20.30	13.26
Fourth quarter	20.13	15.79

Year Ended December 31, 2018:
First quarter	$10.70	$8.62
Second quarter	10.54	8.85
Third quarter	11.31	9.49
Fourth quarter	11.58	9.82

Holders

As of June 17, 2020, there were 4,843 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and management fees from its subsidiaries. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. Our ability to pay dividends may be further constrained by business and regulatory considerations,  by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2020 by our insurance company subsidiaries is $15.8 million. Consequently, Hallmark’s ability to pay cash dividends to our stockholders may be limited.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2019.

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	[excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a)](1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,157	$6.99	1,469,764
Equity compensation plans not approved by security holders	—	—	—
Total	14,157	$6.99	1,469,764

(1)	Securities remaining available for future issuance are net of a maximum of 530,236 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note 14 to the audited consolidated financial statements included in this report.

Issuer Repurchases

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date.  We did not repurchase any shares of our common stock during the three months ended December 31, 2019.

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

Our insurance activities are organized by business units into the following reportable segments:

●	Specialty Commercial Segment. Our Specialty Commercial Segment includes our Commercial Auto business unit which offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offers primary and excess liability, excess public entity liability, and E&S package and garage liability insurance products and services; our E&S Property business unit which offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit which offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit which offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs. These products were previously reported as the Contract Binding and Specialty Commercial operating units. This realignment did not impact our reportable segments.
●	Standard Commercial Segment. Our Standard Commercial Segment includes the package and monoline property/casualty and occupational accident insurance products and services handled by our Commercial Accounts business unit (f/k/a Standard Commercial P&C operating unit) and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the former Workers Compensation operating unit ceased retaining any risk on new or renewal policies.
●	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines business unit.

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

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

Critical Accounting Estimates and Judgments

Certain significant accounting policies requiring our estimates and judgments are discussed below. Such estimates and judgments are based on historical experience, changes in laws and regulations, observation of industry trends and information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances. For additional discussion of our accounting policies, see Note 1 to the audited consolidated financial statements included in this report.

Impairment of investments. We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt investment below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt investment’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments, and it is determined that the decline is other-than-temporary.

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

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. In accordance with ASC 820, we utilize the following fair value hierarchy:

●	Level 1: quoted prices in active markets for identical assets;
●	Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, inputs of identical assets for less active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and
●	Level 3: inputs to the valuation methodology that are unobservable for the asset or liability.

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

Deferred policy acquisition costs. Policy acquisition costs (mainly commission, premium taxes, underwriting and marketing expenses and ceding commissions) that vary with and are primarily related to the successful acquisition of new and renewal insurance contracts are deferred and charged to operations over periods in which the related premiums are earned. Ceding commissions from reinsurers, which include expense allowances, are deferred and recognized over the period premiums are earned for the underlying policies reinsured.

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2019 and 2018, there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Goodwill is tested for impairment at the reporting unit level (business unit or one level below a business unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the E&S Casualty and Aerospace & Programs  business units for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2019 includes goodwill of acquired businesses of $44.7 million that is assigned to our business units as follows: Commercial Accounts business unit - $2.1 million; Commercial Auto business units - $21.3 million; E&S Casualty business unit - $6.3 million (comprised of $2.6 million for the primary/excess liability and public entity component and $3.7 million for the E&S package component); Aerospace & Programs business unit- $9.7 million (comprised entirely of the general aviation component); and Specialty Personal Lines business unit - $5.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2019 and determined that there was no impairment at that time.

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

The income approach to determining fair value computed the projections of the cash flows that the reporting unit is expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model include income projections, discount rates and terminal growth values. The income projections reflect an improved premium rate environment across most of our lines of business that continued throughout 2019. The income projections also include loss and LAE assumptions which reflect recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also include assumptions for expense growth and investment yields which are based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience (including factors such as prior year loss reserve development), expectations of future performance (including premium growth rates, premium rate increases and loss costs), expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

The fair values of each of our business units were in excess of their respective carrying values, including goodwill, as a result of our annual test for impairment during the fourth quarter 2019. However, a 36% decline in the fair value of our Commercial Accounts business unit, a 35% decline in the fair value of our Commercial Auto business unit, a 73% decline in the primary/excess liability and public entity component, a 60% decline in the E&S package and garage liability component, a 26% decline in our general aviation and satellite component, or a 38% decline in the fair value of our Specialty Personal Lines business unit would have caused the carrying value of the respective reporting unit to be in excess of its fair value, resulting in the need to perform the second step of impairment testing prescribed by ASC 350, which could have resulted in an impairment to our goodwill.

While we believe the estimates and assumptions used in determining the fair value of our business units were reasonable, actual results could vary materially. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step of impairment testing prescribed by ASC 350 in future periods and impairment of goodwill could result. We cannot predict future events that might impact the fair value of our business units and goodwill impairment. Such events include, but are not limited to, increased competition in insurance markets, global economic changes and significant declines in our market capitalization.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2019 reserves for unpaid losses and LAE would have produced a $6.2 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Our actuaries estimate claim liabilities by considering a variety of reserving methods, each of which reflects a level of uncertainty.  The estimated range derived from the various methods is used to assess the reasonableness of management’s estimates. There is no exclusive method for determining this range, and judgment enters into the process. The primary actuarial technique utilized is a loss development analysis in which ultimate losses are projected based upon historical development patterns. The primary assumption underlying this loss development analysis is that the historical development patterns will be a reasonable predictor of the future development of losses for accident years which are less mature. An alternate actuarial technique, known as the Bornhuetter-Ferguson method, combines an analysis of loss development patterns with an initial estimate of expected losses or loss ratios. This approach is most useful for recent accident years. In addition to assuming the stability of loss development patterns, this technique is heavily dependent on the accuracy of the initial estimate of expected losses or loss ratios. Consequently, the Bornhuetter-Ferguson method is primarily used to confirm the results derived from the loss development analysis.

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2019 was $539.2 million to $767.0 million. Our best estimate of unpaid losses and LAE as of December 31, 2019 is $620.4 million. Our carried reserve for unpaid losses and LAE as of December 31, 2019 is comprised of $300.8 million in case reserves and $319.6 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE which is $32.7 million below the midpoint, or 80.9% of the high end, of the actuarial range at December 31, 2019 as compared to $44.6 million above the midpoint, or 97.8% of the high end, of the actuarial range at December 31, 2018. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

Results of Operations

Comparison of Years ended December 31, 2019 and December 31, 2018

Management overview. During fiscal 2019, our total revenues were $486.4 million, which was $107.1 million more than the $379.3  million in total revenues for fiscal 2018. During the year ended December 31, 2019, we reported net loss before tax of $1.0 million as compared to a net income before tax of $12.8 million during the same period of 2018.

This increase in revenue was largely due to a $73.8 million increase in net premiums earned during the year ended December 31, 2019 as compared to the same period of 2018.  In addition, the increase in revenue for the year ended December 31, 2019 was impacted by investment gains of $20.6 million as compared to investment losses of $10.2 million during the same period of 2018. Higher finance charges and investment income also contributed to the increase in revenue, partially offset by lower commission and fees and other income during the year ended December 31, 2019 as compared to the same period of 2018.

The increase in revenue for the year ended December 31, 2019 was partially offset by increased losses and LAE of $106.1 million, higher operating expenses of $13.9 million and increased interest expense of $0.9 million as compared to the same period of 2018. The increase in losses and LAE was primarily the result of unfavorable net prior year loss reserve development of $60.9 million for the year ended December 31, 2019 as compared to $6.0 million of unfavorable net prior year loss reserve development for the year ended December 31, 2018, as well as higher net premiums earned.  The increase in operating expenses was primarily due to increased production related expenses primarily attributable to higher net premiums earned, as well as  higher salary and related expenses, professional service fees, occupancy and related and other operating expenses during the year ended December 31, 2019 as compared to the same period during 2018. The increase in interest expense was primarily the net result of the issuance of $50.0 million of senior unsecured notes during the third quarter of 2019 and the concurrent repayment of $30.0 million outstanding under a revolving credit facility.  (See below under, “–Liquidity and Capital Resources-Senior Unsecured Notes” and “–Liquidity and Capital Resources-Frost Credit Facilities.”)

We reported a net loss of $0.6 million for the year ended December 31, 2019, as compared to net income of $10.3 million for the year ended December 31, 2018. On a diluted per share basis, net loss was ($0.03) per share for fiscal 2019 as compared to net income of $0.57 per share for fiscal 2018. Our effective tax rate was 39% for the year ended December 31, 2019 as compared to 19% for the same period in 2018. The increase in the effective tax rate for the year ended December 31, 2019 was due in large part to the affect of tax exempt income.

Segment information

The following is additional business segment information for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross premiums written	$651,913	$501,806	$92,645	$86,121	$99,273	$75,088	$—	$—	$843,831	$663,015
Ceded premiums written	(301,866)	(250,075)	(29,753)	(16,899)	(15,660)	(32,243)	—	—	(347,279)	(299,217)
Net premiums written	350,047	251,731	62,892	69,222	83,613	42,845	—	—	496,552	363,798
Change in unearned premiums	(57,459)	6,455	1,078	3,099	(3,294)	(10,265)	—	—	(59,675)	(711)
Net premiums earned	292,588	258,186	63,970	72,321	80,319	32,580	—	—	436,877	363,087

Total revenues	309,619	280,283	68,179	76,548	88,225	38,623	20,348	(16,186)	486,371	379,268

Losses and loss adjustment expenses	248,781	194,268	50,036	39,396	63,348	22,364	—	—	362,165	256,028

Pre-tax (loss) income	(1,371)	28,780	(841)	13,090	427	3,061	753	(32,128)	(1,032)	12,803

Net loss ratio (1)	85.0%	75.2%	78.2%	54.5%	78.9%	68.6%			82.9%	70.5%
Net expense ratio (1)	21.8%	22.6%	30.0%	33.5%	22.7%	26.3%			25.1%	26.6%
Net combined ratio (1)	106.8%	97.8%	108.2%	88.0%	101.6%	94.9%			108.0%	97.1%

Net Favorable (Unfavorable) Prior Year Development	(60,138)	(16,457)	(726)	8,993	(36)	1,511			(60,900)	(5,953)

1	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $651.9 million for the year ended December 31, 2019, which was $150.1 million, or 30%, more than the $501.8 million reported for the same period in 2018. Net premiums written were $350.0 million for the year ended December 31, 2019 as compared to $251.7 million for the same period of 2018. The increase in gross and net premiums written was the result of increased premium production reflected in each of the business units comprising our Specialty Commercial Segment.

The $309.6 million of total revenue for the year ended December 31, 2019 was $29.3 million higher than the $280.3 million reported for 2018. This increase in revenue was primarily due to higher net premiums earned of $34.4 million due to higher net earned premium in our Professional Liability, E&S Property,  E&S Casualty and Aerospace & Programs business units, partially offset by lower net earned premium in our Commercial Auto business unit.  This increase in net premiums earned was partially offset by lower net investment income of $3.5 million and lower commission and fees of $1.6 million for the year ended December 31, 2019 as compared to the same period of 2018.

Pre-tax loss for the Specialty Commercial Segment was $1.4 million for the year ended December 31, 2019 as compared to pre tax income of $28.8 million reported for the same period in 2018. The pre-tax loss was primarily due to higher loss and LAE of $54.5 million and higher operating expense of $5.0 million, partially offset by the increased revenue discussed above.

Our Specialty Commercial Segment reported a $54.5 million increase in losses and LAE which consisted of (a) a $22.5 million increase in losses and LAE in our Commercial Auto business unit due largely to $47.4 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2019 as compared to $18.1 million of unfavorable prior year net loss reserve development during the same period of 2018, partially offset by lower current accident year loss trends and lower net earned premiums, (b) a $22.9 million increase in losses and LAE in our E&S Casualty business unit due primarily to $13.6 million of unfavorable prior year net loss reserve development during the year ended December 31, 2019 as compared to $5.2 million of favorable prior year net loss reserve development during the same period of 2018, as well as higher net earned premiums,  (c) a $1.0 million decrease in losses and LAE in our E&S Property business unit due primarily to $0.3 million of net favorable prior year loss reserve development during the year ended December 31, 2019 as compared to $0.8 million of unfavorable prior year net loss reserve development during the same period of 2018, (d) a $9.0 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, partially offset by $0.7 million of net favorable prior loss reserve development during the year ended December 31, 2019 as compared to $1.5 million of net unfavorable prior year loss reserve development during the same period of 2018 as well as lower current accident year loss trends, and (e)  a $1.1 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher current accident year loss trends as well as higher net premiums earned, partially offset by $0.1 million of net unfavorable prior year loss reserve development during the year ended December 31, 2019 as compared to $1.3 million of net unfavorable prior year loss reserve development during the same period of 2018.

The Specialty Commercial Segment reported a net loss ratio of 85.0% for the year ended December 31, 2019 as compared to 75.2% for the same period during 2018. The gross loss ratio before reinsurance was 75.9% for the year ended December 31, 2019 as compared to 73.4% for the same period in 2018. The increase in the gross and net loss ratios was primarily due to higher unfavorable prior year net loss reserve development, partially offset by lower catastrophe losses.  The Specialty Commercial Segment reported $60.1 million of unfavorable prior year net loss reserve development for the year ended December 31, 2019 as compared to unfavorable prior year net loss reserve development of $16.5 million for the same period of 2018. During the year ended December 31, 2019 the Specialty Commercial Segment reported $2.3 million of net catastrophe losses as compared to $6.0 million during the same period of 2018.   The Specialty Commercial Segment reported a net expense ratio of 21.8% for the year ended December 31, 2019 as compared to 22.6% for the same period of 2018. The decrease in the expense ratio was due predominately to increased ceding commissions in our Commercial Auto business unit.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $92.6 million for the year ended December 31, 2019, which was $6.5 million, or 8%, more than the $86.1 million reported for the same period in 2018. The increase in gross premiums written was due to higher premium production in our Commercial Accounts business unit.   Net premiums written were $62.9 million for the year ended December 31, 2019 as compared to $69.2 million for the same period in 2018. The decrease in net premiums written was due to increased ceded premium under a quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $68.2 million for the year ended December 31, 2019, was $8.4 million, or 11%, less than the $76.6 million reported for the same period in 2018. This decrease in total revenue was due to lower net premiums earned of $8.3 million, due primarily to the quota share reinsurance agreement entered into during the fourth quarter of 2018, and lower commission and fees of $0.2 million, partially offset by higher net investment income of $0.1 million during the year ended December 31, 2019 as compared to the same period during 2018.

Our Standard Commercial Segment reported a pre-tax loss of $0.8 million for the year ended December 31, 2019 as compared to pre-tax income of $13.1 million for the same period of 2018. The pre-tax loss was the result of higher losses and LAE of $10.6 million and the lower revenue discussed above, partially offset by lower operating expenses of $5.1 million. Reduced operating expenses were largely the result of lower production related expenses of $5.2 million due to increased ceding commission primarily from the reinsurance contract entered into during the fourth quarter of 2018 and lower salary and related expenses of $0.3 million, partially offset by higher professional service fees and other general expenses of $0.4 million.

The Standard Commercial Segment reported a net loss ratio of 78.2% for the year ended December 31, 2019 as compared to 54.5% for the same period of 2018. The gross loss ratio before reinsurance for the year ended December 31, 2019 was 74.0% as compared to the 61.9% reported for the same period of 2018. The increase in the gross and net loss ratios was due to higher current net accident year loss trends and unfavorable prior year reserve development. During the year ended December 31, 2019, the Standard Commercial Segment reported unfavorable net loss reserve development of $0.7 million as compared to favorable net loss reserve development of $9.0 million during the same period of 2018. The Standard Commercial Segment reported $1.5 million of net catastrophe losses during the year ended December 31, 2019 as compared to $3.3 million of net catastrophe losses during the same period of 2018.  The Standard Commercial Segment reported a net expense ratio of 30.0% for the year ended December 31, 2019 as compared to 33.5% for the same period of 2018. The decrease in the expense ratio was primarily due to the impact of increased ceding commissions in our Commercial Accounts business unit.

Personal Segment.

Gross premiums written for the Personal Segment were $99.3 million for the year ended December 31, 2019 as compared to $75.1 million for the same period in the prior year. Net premiums written for our Personal Segment were $83.6 million for the year ended December 31, 2019, which was an increase of $40.8 million from the $42.8 million reported for the same period in 2018. The increase in gross written premiums was primarily due to higher premium production in our current geographical footprint. The increase in net written premiums was due to increased production as well as increased retention of business effective October 1, 2018.

Total revenue for the Personal Segment was $88.2 million for the year ended December 31, 2019 as compared to $38.6 million for the same period in 2018. The increase in revenue was due to an increase in net premiums earned of  $47.7 million and increased finance charges of  $1.9 million during the year ended December 31, 2019 as compared to the same period during 2018.

Pre-tax income for the Personal Segment was $0.4 million for the year ended December 31, 2019 as compared to pre-tax income of $3.1 million for the same period of 2018. The decrease in pre-tax income was primarily the result of the  increased losses and LAE of $41.0 million and increased operating expenses of $11.3 million, partially offset by the  increased revenue discussed above for the year ended December 31, 2019 as compared to the same period during 2018.

The Personal Segment reported a net loss ratio of 78.9%  for the year ended December 31, 2019 as compared to 68.6% for the same period of 2018. The gross loss ratio before reinsurance was 81.1% for the year ended December 31, 2019 as compared to 66.7% for the same period in 2018. The higher gross loss ratio was primarily the result of higher current accident year loss trends. The higher net loss ratio was primarily the result of higher gross current accident year loss trends, including net catastrophe losses of $1.5 million as compared to $48 thousand for the prior year, and a small unfavorable prior year net loss reserve development as compared to $1.5 million favorable prior year net loss reserve development in 2018, partially offset by a  higher ceded loss ratio.   The Personal Segment reported a net expense ratio of 22.7% for the year ended December 31, 2019 as compared to 26.3% for the same period of 2018. The decrease in the expense ratio was due predominately to higher net premiums earned and higher finance charges, partially offset by higher production related expenses due to increased retention of business effective October 1, 2018.

Corporate.

Total revenue for Corporate increased by $36.5 million for the year ended December 31, 2019 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $20.6 million during the year ended December 31, 2019 as compared to investment losses of $10.2 million reported for the same period of 2018, as well as higher net investment income of $5.7 million for the year ended December 31, 2019 as compared to the same period during 2018.

Corporate pre-tax income was $0.8 million for the year ended December 31, 2019 as compared to a pre-tax loss of $32.1 million for the same period of 2018. The pre-tax income was primarily due to the higher revenue discussed above, partially offset by higher operating expenses of $2.7 million, primarily as a result of increased salary and related expenses,  professional services and other general expenses, and higher interest expense of $0.9 million.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2019, we had $19.0 million in unrestricted cash and cash equivalents, including $12.5 million held in premium and claim trust accounts, as well as $1.0 million in debt securities, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $34.3 million of unrestricted cash and cash equivalents as well as $573.3 million in debt securities with an average modified duration of 1.5 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2020, the aggregate ordinary dividend capacity of these subsidiaries is $22.6 million, of which $15.8 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2019 and 2018 our insurance company subsidiaries paid $15.5 million and $5.5 million, respectively, in dividends to Hallmark.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. During 2019 and 2018 our insurance subsidiaries did not pay management fees to Hallmark or our non-insurance company subsidiaries.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2019, our insurance company subsidiaries reported statutory capital and surplus of $254.7 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”)  As of December 31, 2019, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory net premium-to-surplus percentage for the years ended December 31, 2019 and 2018 was 195% and 147%, respectively.

Comparison of December 31, 2019 to December 31, 2018

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2019 were $729.0 million compared to $663.5 million at December 31, 2018. The primary reasons for this increase in unrestricted cash and investments were cash provided by operations, proceeds from our senior unsecured note offering, increases in investment fair values and proceeds from the exercise of employee stock options, partially offset by the repayment of the principal balance and accrued interest on our revolving credit facility, net purchases of fixed assets, and repurchases of common stock.

Comparison of Years Ended December 31, 2019 and December 31, 2018

Net cash provided by our consolidated operating activities was $27.7 million for the year ended December 31, 2019 compared to net cash flow used in operations of $32.9 million for the year ended December 31, 2018.  The  cash flow provided by operations during 2019 was driven by an increase in collected net premiums, higher collected investment income and higher collected finance charges. These increases in operating cash flow were partially offset by increased paid operating expense, increased federal income taxes paid and higher net paid claims during the year ended December 31, 2019 as compared to the same period the prior year.

Net cash used in investing activities during the year ended December 31, 2019 was $32.4 million as compared to net cash provided by investing activities of $7.3 million for the prior year. The cash used in investing activities during the year ended December 31, 2019 was primarily comprised of an increase of $37.1 million in purchases of debt and equity securities, a decrease of $0.5 million in maturities, sales and redemptions of investment securities and a $2.1 million increase in purchases of fixed assets.

Net cash provided by financing activities during the year ended December 31, 2019 was $19.2 million as a result of  net proceeds from our senior unsecured note offering of $49.0 million and proceeds from the exercise of employee stock options of $1.5 million, partially offset by the $30.0 million repayment of the principal balance on our revolving credit facility and $1.3 million in repurchases of our common stock. Net cash used in financing activities during the year ended December 31, 2018 was $1.6 million as a result of $1.8 million related to the repurchase of our common stock, partially offset by $0.2 million related to proceeds from the exercise of employee stock options.

Revolving Credit Facilities

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

The Second Restated Credit Agreement with Frost also provided a $30.0 million revolving credit facility (“Facility B”), in addition to Facility A. We used Facility B loan proceeds solely for the purpose of making capital contributions to AHIC and HIC.  We paid a quarterly fee of 0.25% per annum of the average daily unused balance of Facility B.  Facility B bore interest at a rate equal to the prime rate or LIBOR plus 3.00%, at our election.  On August 19, 2019, we repaid the $30.0 million principal balance and accrued interest on Facility B.  Upon such repayment, we terminated Facility B.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at December 31, 2019	5.14%	4.79%

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. As of December 31, 2019, Hallmark was in compliance with all of these covenants.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited our consolidated financial statements as of December 31, 2019 included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2019. The Baker Tilly Virchow Krause, LLP attestation report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Current Position(s) with the Company
Mark E. Schwarz	59	Director and Executive Chairman
Scott T. Berlin	50	Director
James H. Graves	71	Director
Mark E. Pape	69	Director
Naveen Anand	53	President and Chief Executive Officer
Jeffrey R. Passmore	52	Senior Vice President, Chief Financial Officer and Secretary

No director or executive officer has been selected on the basis of any special arrangement or understanding with any other person. No director or executive officer bears any family relationship to any other executive officer or director of the Company. Each director serves a term until the next annual meeting of shareholders. Each executive officer serves at the will of the board of directors of the Company (the “Board”).

Mark E. Schwarz has served as a director of the Company since 2001 and was elected Executive Chairman in August, 2006.  He served as Chief Executive Officer of the Company from January, 2003 until August, 2006, and as President from November, 2003 through March, 2006.  Since 1993, Mr. Schwarz has indirectly controlled Newcastle Partners, L.P., a private investment firm.  Mr. Schwarz presently serves as Chairman of the boards of directors of Rave Restaurant Group, Inc., an operator and franchisor of pizza restaurants; and Wilhelmina International, Inc., a model management and talent representation company.  Within the past five years, Mr. Schwarz has served as a director of SL Industries, Inc., a developer of power systems used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications.  He also serves as a director of various privately held companies. The Board believes that Mr. Schwarz should serve as a director of the Company due to his extensive business and investment expertise, broad director experience and significant direct and indirect shareholdings in the Company.  (See, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”)

Scott T. Berlin has served as a director of the Company since 2001.  Since June, 2017, he has served as the President of Mason Structural Steel, LLC, a fabricator of structural steel and distributor of building products.  From 2016 to 2017, he was the Director of Business Development of Ullman Oil Company, LLC, a supplier of heating oil, commercial fuels, industrial lubricants, greases and coolants.  During portions of 2015, Mr. Berlin served in a financial restructuring role as President of JC Fodale Energy Services, LLC, an oilfield services company.  Subsequently, in February 2016, JC Fodale Energy Services, LLC filed a voluntary petition for liquidation under Chapter 7 of the United States Bankruptcy Code.  From 1997 to 2015, he was a Managing Director and principal of Brown, Gibbons, Lang & Company, an investment banking firm serving middle market companies, where he focused on the corporate finance and mergers/acquisitions practice.  Prior to joining Brown, Gibbons, Lang & Company, Mr. Berlin was a lending officer in the Middle Market Group at The Northern Company.  The Board believes that Mr. Berlin should serve as a director of the Company due to his general background in investment banking and his particular experience in advising public and private companies and their boards in merger, acquisition and financing transactions.

James H. Graves has served as a director of the Company since 1995.  He has been a Partner of Erwin, Graves & Jones, LP, a management consulting firm, since 2002.  He has also served as Chairman and a director of Medaxion, Inc., a healthcare technology company providing real-time anesthesia intelligence solutions, since 2010; and as a director and partner of BankCap Partners, a private equity firm focused on the U.S. financial services sector, since 2006.  From 2002 until 2006, Mr. Graves was a director, Vice Chairman and Chief Operating Officer of Detwiler, Mitchell & Co., a securities research firm.  Prior to 2002, he served as a senior executive in Dean Witter Reynolds Investment Banking Division and as the Chief Operating Officer of J.C. Bradford & Company.  Mr. Graves also presently serves as a director of FirstCash, Inc., a leading operator of retail-based pawn stores; and Atlantic Capital Bancshares, Inc., a bank holding company.  Within the past five years, Mr. Graves has served as a director of Cash America International, Inc., a company operating pawn shops and jewelry stores which merged with FirstCash during 2016; and TriState Capital Holdings, Inc., a bank holding company.  The Board believes Mr. Graves should serve as a director due to his executive leadership and management experience in several businesses, including large corporations and businesses within the financial services industry, his over 30 years of experience analyzing financial statements, and his experience as a director of both private and public companies, including his service as chairman of the audit committee of another public company.

Mark E. Pape has served as a director of the Company since 2016.  He has served as the Chairman of the boards of directors of H2Options, Inc., a water conservation design/installation firm, since 2009, and U.S. Rain Group, Inc., a private equity company investing in water conservation opportunities, since 2013.  He is also currently a director and chairman of the audit committee of Wilhelmina International, Inc., a model management and talent representation company; and of Interface Special Holdings, Inc., a provider of bundled, managed internet protocol physical and network security services.  He served as the Chief Financial Officer of Oryon Technologies, Inc., a lighting technology company, from 2010 to 2014, and as a director from 2012 to January, 2014.  Oryon Technologies, Inc. filed a petition under Chapter 11 of the federal Bankruptcy Code in May 2014.  Mr. Pape served as a partner at Tatum LLC, an executive services firm, from 2008 to 2009.  From 2005 to 2007, he served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a property/casualty insurance company specializing in non-standard automobile insurance, and served on its board of directors and audit committee from 2004 to 2005.  Mr. Pape served as the Chief Financial Officer of HomeVestors of America, Inc., a franchisor of home acquisition services, during 2005; as President and Chief Executive Officer of R.E. Technologies, Inc., a provider of software tools to the housing industry, from 2002 to 2005; as Senior Vice President and Chief Financial Officer of LoanCity.com, a start-up e-commerce mortgage bank, from 1999 to 2001; as Vice President-Planning for Torchmark Corporation, a life/health insurance holding company, from 1998 to 1999; as Senior Vice President and Chief Financial Officer of United Dental Care, Inc., a dental benefits insurance company, from 1995 to 1997; and as Executive Vice President and Chief Financial Officer of American Income Holding, Inc., a life insurance company, from 1991 to 1994.  Previously, Mr. Pape was engaged in investment banking from 1979 to 1991 with First City National Bank of Houston, Merrill Lynch Capital Markets Group, the First Boston Corporation and then Bear, Stearns & Co.  He began his career in 1974 as an auditor with KPMG LLP.  He is a certified public accountant licensed in Texas. The Board believes that Mr. Pape should serve as a director due to his leadership and operational skills developed as a business executive, his background in finance and financial services, and his experience as a director of both private and public companies.

Naveen Anand became President and Chief Executive Officer of the Company in September, 2014.  Mr. Anand was an executive with Torus Insurance Holdings Limited from 2009 to 2013, serving first as the Global Chief Operating Officer for Torus Group before being promoted to Chief Executive Officer of Torus Americas.  Previously, Mr. Anand was employed by CNA Financial Corporation where he served as Vice President from 2002 to 2005, as Senior Vice President and President of the Central Region from 2005 to 2006, as Senior Vice President and President and Chief Underwriting Officer for Commercial Insurance from 2006 to 2009, and as Chairman and President of CNA Claim Plus from 2008 to 2009.  From 1988 to 2002, he was employed by Chubb Group of Insurance Companies where he began in the commercial underwriting department, was promoted to Regional Underwriting Manager in 1993, became Assistant Vice President for Commercial Lines in 1995, and rose to Vice President for Commercial Lines, New York Zone, in 1998.  Mr. Anand began his insurance career in 1987 as a trainee underwriter with St. Paul Insurance Companies.

Jeffrey R. Passmore was appointed Senior Vice President and Chief Financial Officer of the Company in April, 2019. He had previously served as Senior Vice President and Chief Accounting Officer of the Company since June, 2003, and as Vice President of Business Development since November, 2002.  Prior to joining the Company, Mr. Passmore had since 2000 served as Vice President and Controller of Benfield Blanch, Inc. and its predecessor E.W. Blanch Holdings, Inc., a reinsurance intermediary.  From 1998 to 1999, he served E.W. Blanch Holdings, Inc. as Assistant Vice President of Financial Reporting.  From 1994 to 1998, he was a senior financial analyst with TIG Holdings, Inc., a property/casualty insurance holding company.  Mr. Passmore began his career as an accountant for Gulf Insurance Group from 1990 to 1993.  Mr. Passmore is a certified public accountant licensed in Texas.

Compliance with Section 16(a) of the Exchange Act

The Company's executive officers, directors and beneficial owners of more than 10% of the Company's common stock are required to file reports of ownership and changes in ownership of our common stock with the SEC.  Based solely upon information provided to the Company by individual directors, executive officers and beneficial owners, we believe that all such reports were timely filed during and with respect to the year ended December 31, 2019.

Code of Ethics

The Board has adopted a Code of Ethics applicable to all of the Company’s employees, officers and directors.  The Code of Ethics covers compliance with law; fair and honest dealings with the Company, its competitors and others; full, fair and accurate disclosure to the public; and procedures for compliance with the Code of Ethics.  This Code of Ethics is posted on the Company’s website at www.hallmarkgrp.com.

Nominating Procedures

No changes to the procedures by which security holders may recommend nominees to the Board have been implemented since the Company’s disclosures in its Proxy Statement for the 2019 Annual Meeting of Shareholders.

Audit Committee

The Board has a separately-designated Audit Committee comprised of Scott T. Berlin, James H. Graves (Chairman) and Mark E. Pape.   The Board has determined that all members of the Audit Committee satisfy the current independence and experience requirements of Nasdaq and the SEC.  The Board has also determined that Mr. Graves satisfies the requirements for an “audit committee financial expert” under applicable rules of the SEC and has designated Mr. Graves as its “audit committee financial expert.”  (For an overview of Mr. Graves’ relevant experience, see “Directors and Executive Officers” above.)

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2019 and 2018 concerning the compensation of the Chief Executive Officer, Chief Financial Officer and every other person who served as an executive officer of the Company at any time during 2019 (the “Named Executive Officers”).

[1]	($)[2]

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	All Other Compensation ($)[2]	Total ($)
Mark E. Schwarz Executive Chairman; Director	2019 2018	195,000 195,000	--- ---	--- ---	19,799 15,893	214,799 210,893
Naveen Anand President; Chief Executive Officer	2019 2018	518,750 500,000	225,000	315,000 300,000	9,117 3,566	842,867 1,028,566
Jeffrey R. Passmore Senior Vice President; Chief Financial Officer	2019 2018	255,394 250,518	55,000	89,957 87,682	22,476 16,691	367,827 409,891

1	Reflects the fair value of restricted stock unit awards estimated on the date of grant based on the probable outcome of certain performance conditions. Assumptions used in calculating the grant date fair value are included under Note 14 , “Share-based Payment Arrangements” in the Notes to Consolidated Financial Statements. Assuming that the highest level of performance conditions will be achieved, the grant date fair value of the awards would be (i) $472,500 and $450,000 for Mr. Anand’s 2019 and 2018 awards, respectively; and (ii) $134,936 and $131,523 for Mr. Passmore’s 2019 and 2018 awards, respectively.

2	Represents the employee portion of life, disability and health insurance premiums paid by the Company and the Company’s matching contributions to employee 401(k) accounts.

Employment Agreements

In connection with the grant of restricted stock units during 2015, the Company entered into a Confidentiality and Non-Solicitation Agreement with Messrs. Anand and Passmore pursuant to which severance is payable in an amount equal to at least six months of base salary in the event such executive officer is terminated from employment without cause.  The Company does not otherwise have employment agreements with any of its executive officers.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth information concerning all equity awards to the Named Executive Officers which were outstanding as of December 31, 2019, consisting of unexercised stock options and unvested restricted stock units granted under the Company’s 2005 Long Term Incentive Plan and 2015 Long Term Incentive Plan.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Award Date[1]	Number of Unearned Shares Underlying Restricted Stock Units That Have Not Vested (#)[2]	Market Value of Unearned Shares Underlying Restricted Stock Units That Have Not Vested ($)[2]
	Exer- cisable (#)	Unexer- cisable (#)
Mark E. Schwarz	14,157	---	6.99	12/30/2021	---	---	---
Naveen Anand	---	---	---	---	09/24/2018 09/26/2019	13,800 8,702	242,466 152,894
Jeffrey R. Passmore	---	---	---	---	09/24/2018 09/16/2019	4,033 2,485	70,860 43,661

[1]	Restricted stock units awarded in 2018 and 2019 vest March 31, 2021 and 2022, respectively.

[2]	Based on achieving the threshold performance criteria and the closing market price of the Company’s common stock of $17.57 on December 31, 2019.

Compensation of Directors in 2019 Fiscal Year

The Company’s standard compensation arrangement for each non-employee director is currently a $30,000 annual retainer plus a fee of $1,500 for each Board meeting attended in person or telephonically and a fee of $750 for each committee meeting attended in person or telephonically.  The chairman of the Audit Committee also receives an additional $7,500 annual retainer.  No other cash compensation was paid to any non-employee director during 2019.  The Compensation Committee also periodically grants stock options to the directors of the Company.  However, no stock options were granted to any of the non-employee directors of the Company during 2019.

The following table sets forth information concerning the compensation of the non-employee directors of the Company for the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott T. Berlin	$49,500	---[1]	---	$49,500
James H. Graves	$57,000	---[1]	---	$57,000
Mark E. Pape	$49,500	---	---	$49,500

[1]	As of December 31, 2019, there were no exercisable options to purchase Common Stock outstanding to any non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth certain information regarding the beneficial ownership of the common stock of the Company as of June 15, 2020 by (i) each current executive officer and director of the Company, (ii) all current executive officers and directors of the Company as a group; and (iii) each other person known to the Company to own beneficially more than five percent of our presently outstanding common stock.  Except as otherwise indicated, (a) the persons identified in the table have sole voting and dispositive power with respect to the shares shown as beneficially owned by them, (b) the mailing address for all persons is the same as that of the Company, and (c) the current directors and executive officers have not pledged any of such shares as security.

Shareholder	No. of Shares Beneficially Owned	Percent of Class Beneficially Owned
Mark E. Schwarz[1,2]	5,069,647	27.9
Naveen Anand	77,400	*
Jeffrey R. Passmore	7,000	*
Scott T. Berlin	15,250	*
James H. Graves	23,498	*
Mark E. Pape	---	---
All current executive officers and directors, as a group (6 persons)[3]	5,192,795	28.6
Newcastle Partners, L.P.[4]	3,730,432	20.6
NCM Services, Inc.[5]	949,702	5.2
Dimensional Fund Advisors LP6	1,522,758	8.4

*Represents less than 1%.

[1]

Mark E. Schwarz, is the sole trustee of the Schwarz 2012 Family Trust, which entity is the sole shareholder of NCM Services, Inc. (“NCMS”), which entity is the sole member of Newcastle Capital Group, L.L.C. (“NCG”), which entity is the sole general partner of Newcastle Capital Management, L.P. (“NCM”), which entity is the sole general partner of Newcastle Partners, L.P. (“Newcastle Fund”).  As a result of these relationships, Mr. Schwarz has sole investment and voting control over the shares of common stock beneficially owned by NCMS, NCM and the Newcastle Fund. (See, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”)

[2]

Includes 202,580 shares owned by Mr. Schwarz, 949,702 shares owned by NCMS, 172,776 shares owned by NCM and 3,730,432 shares owned by the Newcastle Fund.  (See Note 1, above.) Also includes 14,157 shares which may be acquired by Mr. Schwarz pursuant to exercisable stock options.

[3]	Includes 14,157 shares which may be acquired pursuant to exercisable stock options.

[4]	Does not include shares directly owned by Mark E. Schwarz, NCMS or NCM. (See Note 1, above.)

[5]	Does not include shares directly owned by Mark E. Schwarz, NCM or the Newcastle Fund. (See Note 1, above.)

[6]

Per Schedule 13G/A filed February 12, 2020. Includes 58,146 shares over which Dimensional Fund Advisors LP has no voting power. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Executive Chairman of the Company, Mark E. Schwarz, is the sole trustee of the Schwarz 2012 Family Trust, which entity is the sole shareholder of NCM Services, Inc. (“NCMS”), which entity is the sole member of Newcastle Capital Group, L.L.C. (“NCG”), which entity is the sole general partner of Newcastle Capital Management, L.P. (“NCM”), which entity is the sole general partner of Newcastle Partners, L.P. (“Newcastle Fund”).  As a result of these relationships, Mr. Schwarz has sole investment and voting control over the shares of Common Stock beneficially owned by NCMS,

NCM and the Newcastle Fund, which collectively are the largest holders of the Common Stock of the Company.  (See, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”)

Also as a result of these relationships, the Company, Mr. Schwarz, NCG, NCM and the Newcastle Fund may be deemed a “group” for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 with respect to their respective investments in Rave Restaurant Group, Inc., an operator and franchisor of pizza restaurants in which Mr. Schwarz serves as Chairman of the board of directors.  The Company presently owns $346,200 principal amount of 4% Convertible Senior Notes due 2022 issued by Rave Restaurant Group, Inc. at par value in connection with a shareholder rights offering, which notes are convertible to common stock at the rate of $2.00 per share.  The Company also presently owns an aggregate of 2,246,086 shares of the common stock of Rave Restaurant Group, Inc. which it acquired at an average price of $1.52 per share in the open market, in shareholder rights offerings and upon conversion of 4% Convertible Senior Notes due 2022.  As a result, the Company currently beneficially owns approximately 15.8% of the total outstanding common stock of Rave Restaurant Group, Inc.  The Company has no other financial transactions, arrangements or relationships with Rave Restaurant Group, Inc.

The Board has determined that all of the directors of the Company other than Mr. Schwarz meet the current independence requirements of The Nasdaq Stock Market (“Nasdaq”).  The Board has further determined that all members of the Audit Committee, Nomination and Governance Committee and Compensation Committee of the Board satisfy all of the independence requirements of the SEC and Nasdaq applicable to such committees.

Item 14. Principal Accountant Fees and Services.

BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018 and was initially engaged in such capacity for the fiscal year ending December 31, 2019.  On March 5, 2020, the Company dismissed BDO as its independent registered public accounting firm prior to completion of their audit of the financial statements of the Company for the fiscal year ended December 31, 2019.  On March 12, 2020, the Company engaged Baker Tilly Virchow Krause, LLP (“BT”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2019, which had not been completed by BDO.  The following table presents fees for professional services rendered by BT  for the fiscal year ended December 31, 2019, and  BDO for the fiscal year ended December 31, 2018.

	BT for Fiscal 2019	BDO for Fiscal 2018
Audit Fees[1]	$1,163,423	$830,000
Audit-Related Fees	---	---
Tax Fees	---	---
All Other Fees	---	---

[1]

Reflects fees for audit services of the firm rendering an audit opinion for  the indicated fiscal year, all or a portion of which fees were paid in the subsequent fiscal year. Does not include $1,620,875 in fees charged by BDO for 2019 audit services.

The current policy of the Audit Committee of the Company’s board of directors is to review and approve all proposed audit and non-audit services prior to the engagement of independent registered public accountants to perform such services.  Review and approval of such services generally occur at the Audit Committee’s regularly scheduled quarterly meetings.  In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the Audit Committee has delegated to its chairman the authority to approve audit and non-audit services.  Any audit or non-audit services approved pursuant to such delegation of authority must be reported to the full Audit Committee at its next regularly scheduled meeting. During fiscal 2019 and 2018, all audit and non-audit services performed by BT and BDO were in accordance with the policies and procedures established by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)     Financial Statements

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019 and  2018 Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018 Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

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

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).

4.1+	Description of registrant’s securities.

4.2

Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006).

4.3

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

4.5	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.2 above).

4.6	Form of Capital Security Certificate (included in Exhibit 4.3 above).

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

4.11

Indenture between Hallmark Financial Services, Inc. and The Bank of New York Mellon Trust Company, N.A. dated August 19, 2019 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed August 21, 2019).

4.12

First Supplemental Indenture between Hallmark Financial Services, Inc. and The Bank of New York Mellon Trust Company, N.A. dated August 19, 2019 (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed August 21, 2019).

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

10.5

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

10.18*

Letter agreement dated August 13, 2014, between Hallmark Financial Services, Inc. and Naveen Anand (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 15, 2014).

10.19*

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

Exhibit 23(a)

Consent of Independent Registered Public Accounting Firm

Hallmark Financial Services, Inc. and subsidiaries

Dallas, Texas

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-140000), Form S-8 (No. 333-160050), Form S-8 (No. 333-210078) and S-3 (No. 333-231502) of Hallmark Financial Services, Inc. of our report dated June 29, 2020, relating to the consolidated financial statements and financial statement schedules and the effectiveness of internal control over financial reporting, which appear in this annual report on Form 10-K for the year ended December 31, 2019.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Milwaukee, Wisconsin

June 29, 2020

Exhibit 23(b)

Consent of Independent Registered Public Accounting Firm

Hallmark Financial Services, Inc. and subsidiaries

Dallas, Texas

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-231502), Form S-8 (No. 333-140000), Form S-8 (No. 333-160050) and Form S-8 (No. 333-210078) of Hallmark Financial Services, Inc. of our report dated March 14, 2019, relating to the consolidated financial statements and financial statement schedules, which appears in this Form 10-K.

/s/ BDO USA, LLP

Dallas, Texas

June 29, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	June 29, 2020	By:	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President

Date:	June 29, 2020	By:	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Financial Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 29, 2020	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and
President (principal executive officer)

Date:	June 29, 2020	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Financial Officer and Senior Vice President (principal financial officer and principal accounting officer)

Date:	June 29, 2020	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	June 29, 2020	/s/ James H. Graves
James H. Graves, Director

Date:	June 29, 2020	/s/ Mark E. Pape
Mark E. Pape, Director

Date:	June 29, 2020	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hallmark Financial Services, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Hallmark Financial Services, Inc. (the "Company") as of December 31, 2019, the related consolidated statements of operations,  comprehensive income,  stockholders’ equity and  cash flows for the year ended December 31, 2019,  the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

We have served as the Company's auditor since 2020.

Milwaukee, Wisconsin

June 29, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Hallmark Financial Services, Inc. and subsidiaries

Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hallmark Financial Services, Inc. and subsidiaries  (the “Company”)  as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Dallas, Texas

March 14, 2019

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

($ in thousands)

	December 31,	December 31,
	2019	2018

ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $569,498 in 2019 and $550,268 in 2018)	$574,279	$545,870
Equity securities (cost; $71,895 in 2019 and $68,709 in 2018)	99,215	80,896
Other investments (cost; $3,763 in 2019 and $3,763 in 2018)	2,169	1,148
Total investments	675,663	627,914
Cash and cash equivalents	53,336	35,594
Restricted cash	1,612	4,877
Ceded unearned premiums	164,221	133,031
Premiums receivable	148,288	119,778
Accounts receivable	4,286	1,619
Receivable for securities	12,581	3,369
Reinsurance recoverable	315,466	252,029
Deferred policy acquisition costs	22,994	14,291
Goodwill	44,695	44,695
Intangible assets, net	5,087	7,555
Federal income recoverable	8,995	—
Deferred federal income taxes, net	2,185	4,983
Prepaid expenses	2,603	2,588
Other assets	33,262	12,571
Total assets	$1,495,274	$1,264,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $942 in 2019)	$49,058	$—
Revolving credit facility payable	—	30,000
Subordinated debt securities (less unamortized debt issuance cost of $846 in 2019 and $898 in 2018)	55,856	55,804
Reserves for unpaid losses and loss adjustment expenses	620,355	527,247
Unearned premiums	388,926	298,061
Reinsurance balances payable	59,274	67,328
Pension liability	1,388	2,018
Payable for securities	1,648	698
Federal income tax payable	—	4
Accounts payable and other accrued expenses	55,487	28,202
Total liabilities	1,231,992	1,009,362
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2019 and 2018	3,757	3,757
Additional paid-in capital	123,468	123,168
Retained earnings	160,570	161,195
Accumulated other comprehensive income (loss)	688	(6,660)
Treasury stock (2,749,738 shares in 2019 and 2,846,131 in 2018), at cost	(25,201)	(25,928)
Total stockholders’ equity	263,282	255,532
Total liabilities and stockholders’ equity	$1,495,274	$1,264,894

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

($ in thousands, except per share amounts)

	2019	2018
Gross premiums written	$843,831	$663,015
Ceded premiums written	(347,279)	(299,217)
Net premiums written	496,552	363,798
Change in unearned premiums	(59,675)	(711)
Net premiums earned	436,877	363,087

Investment income, net of expenses	20,604	18,232
Investment gains (losses), net	20,618	(10,195)
Finance charges	7,026	5,115
Commission and fees	1,190	2,928
Other income	56	101
Total revenues	486,371	379,268

Losses and loss adjustment expenses	362,165	256,028
Operating expenses	117,360	103,424
Interest expense	5,410	4,545
Amortization of intangible assets	2,468	2,468

Total expenses	487,403	366,465

(Loss) income before tax	(1,032)	12,803
Income tax (benefit) expense	(407)	2,456
Net (loss) income	$(625)	$10,347

Net (loss) income per share:
Basic	$(0.03)	$0.57
Diluted	$(0.03)	$0.57

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2019 and 2018

($ In thousands)

	2019	2018
Net (loss) income	$(625)	$10,347
Other comprehensive income:
Change in net actuarial loss (gain)	120	(576)
Tax effect on change in net actuarial (loss) gain	(25)	121
Unrealized holding gains (losses) arising during the period	13,645	(3,343)
Tax effect on unrealized holding (gains) losses arising during the period	(2,865)	702
Reclassification adjustment for gains included in net income	(4,464)	(1,803)
Tax effect on reclassification adjustment for gains included in net income	937	379
Other comprehensive income (loss), net of tax	7,348	(4,520)
Comprehensive income	$6,723	$5,827

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

(In thousands)

					Accumulated
	Number		Additional		Other		Number	Total
	of		Paid-In	Retained	Comprehensive	Treasury	of	Stockholders’
	Shares	Par Value	Capital	Earnings	Income (loss)	Stock	Shares	Equity
Balance at January 1, 2018	20,873	$3,757	$123,180	$136,474	$12,234	$(24,527)	2,704	$251,118
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1,2018	—	—	—	16,993	(16,993)	—	—	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	—	—	—	(2,619)	2,619	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,807)	187	(1,807)
Equity incentive plan activity	—	—	152	—	—	—	—	152
Shares issued under employee benefit plans	—	—	(164)	—	—	406	(45)	242
Net income	—	—	—	10,347	—	—	—	10,347
Other comprehensive loss, net of tax	—	—	—	—	(4,520)	—	—	(4,520)

Balance at December 31, 2018	20,873	$3,757	$123,168	$161,195	$(6,660)	$(25,928)	2,846	$255,532

Acquisition of treasury stock	—	—	—	—	—	(1,380)	134	(1,380)
Equity incentive plan activity	—	—	887	—	—	—	—	887
Shares issued under employee benefit plans	—	—	(587)	—	—	2,107	(230)	1,520
Net loss	—	—	—	(625)	—	—	—	(625)
Other comprehensive income, net of tax	—	—	—	—	7,348	—	—	7,348

Balance at December 31, 2019	20,873	$3,757	$123,468	$160,570	$688	$(25,201)	2,750	$263,282

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

($ in thousands)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(625)	$10,347

Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	5,365	5,141
Deferred federal income taxes	817	(1,844)
Investment (gains) losses, net	(20,618)	10,195
Share-based payments expense	887	152
Change in ceded unearned premiums	(31,190)	(20,708)
Change in premiums receivable	(28,510)	(15,405)
Change in accounts receivable	(2,667)	(106)
Change in deferred policy acquisition costs	(8,703)	1,711
Change in unpaid losses and loss adjustment expenses	93,108	147
Change in unearned premiums	90,865	21,419
Change in reinsurance recoverable	(63,437)	(69,101)
Change in reinsurance balances payable	(8,054)	14,841
Change in current federal income tax (recoverable) payable	(8,999)	7,536
Change in all other liabilities	5,158	(267)
Change in all other assets	4,273	3,007
Net cash provided by (used in) operating activities	27,670	(32,935)
Cash flows from investing activities:
Purchases of property and equipment	(4,188)	(2,101)
Purchases of investment securities	(259,769)	(222,642)
Maturities, sales and redemptions of investment securities	231,603	232,081
Net cash (used in) provided by investing activities	(32,354)	7,338
Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,520	242
Payment of revolving credit facility	(30,000)	—
Payment of debt issuance costs	(979)	—
Proceeds from senior unsecured note offering	50,000	—
Purchase of treasury shares	(1,380)	(1,807)
Net cash provided by (used in) financing activities	19,161	(1,565)
Increase (decrease) in cash and cash equivalents and restricted cash	14,477	(27,162)
Cash and cash equivalents and restricted cash at beginning of period	40,471	67,633
Cash and cash equivalents and restricted cash at end of period	$54,948	$40,471

The accompanying notes are an integral part of the consolidated financial statements

1.	Accounting Policies:

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through business units organized by products and distribution channel. Our business units are supported by our insurance company subsidiaries.  Our Commercial Auto business unit offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs. These products and services were previously reported as the Contract Binding and Specialty Commercial business units. Our Commercial Accounts business unit (f/k/a Standard Commercial P&C business unit) offers package and monoline property/casualty and occupational accident insurance products. Effective June 1, 2016 we ceased marketing new or renewal occupational accident policies.  Our former Workers Compensation operating unit specialized in small and middle market workers compensation business. Effective July 1, 2015, we no longer market or retain any risk on new or renewal workers compensation policies. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

These business units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our Commercial Auto business unit, E&S Casualty business unit, E&S Property business unit, Professional Liability business unit and Aerospace & Programs business unit. The Standard Commercial Segment consists of the Commercial Accounts business unit and the runoff from our former Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines business unit.

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

The liability for unpaid claims and claims adjustment expenses and related amounts recoverable from reinsurers represents the most significant estimate in the accompanying financial statements, and any difference between such estimate and actual results could be material. Significant estimates in the accompanying financial statements also include the fair values of investments, deferred policy acquisition cost recoverability, deferred tax asset valuation, and fair value of goodwill and intangible assets.

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

Subordinated debt securities: Our trust preferred securities are reported at carry value of $55.9 million and $55.8 million, and had a fair value of $41.7 million and $45.6 million, as of December 31, 2019 and 2018, respectively, and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Senior unsecured notes due 2029:  Our senior unsecured notes payable due in 2029 had a carry value of $49.1 million and a fair value of $49.8 million as of December 31, 2019.  Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For reinsurance balances, premiums receivable, federal income tax recoverable/payable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Investments

Debt securities available for sale are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (“AOCI”), net of related tax effects. Debt securities that are determined to have other-than-temporary impairment are recognized as a loss on investments in the consolidated statements of operations for the portion that is related to credit deterioration with the remaining portion recognized in other comprehensive income. Debt security premiums and discounts are amortized into earnings using the effective interest method. Maturities of debt securities and sales of equity securities are recorded in receivable for securities until the cash is settled. Purchases of debt and equity securities are recorded in payable for securities until the cash is settled.

Equity securities are reported at fair value.  On January 1, 2018, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity securities to be measured at fair value with changes in fair value recognized in net income.  As a result of the new standard, equity securities with readily determinable fair values are no longer required to be evaluated for other-than-temporary impairment.  Prior to the adoption of ASU 2016-01, unrealized gains and losses on equity securities were recorded as a component of AOCI, net of related tax effects.

Other investments consist of an equity warrant which is reported at fair value. Unrealized gains and losses are reported in the statement of operations as a component of net realized gains (losses).

Realized investment gains and losses are recognized in operations on the first in-first out method.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of three months or less.

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

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly direct commission, premium taxes, underwriting, marketing expenses and ceding commission) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and recognized to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2019 and 2018, we deferred ($156.8) million and ($124.5) million of direct policy acquisition costs and amortized $141.0 million and $120.3 million of deferred direct policy acquisition costs, respectively. During 2019 and 2018, we deferred $160.8 million and $88.8 million of ceding commission acquisition costs and amortized ($153.7) million and ($82.9) million of deferred ceding commission acquisition costs, respectively. Therefore, the net amortization (deferrals) of policy acquisition costs were ($8.7) million and $1.7 million for 2019 and 2018, respectively.

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

Leases

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2032. Some of these leases include rent escalation provisions throughout the term of the lease. We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as a right of use asset and a lease obligation. Right of use assets and lease obligations are classified in other assets and in accounts payable and other accrued expenses, respectively, on our consolidated balance sheets.

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $34.6 million and $27.0 million, at December 31, 2019 and 2018, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years) or the life of the lease, whichever is shorter. Property and equipment includes $3.4 million of leasehold incentives at December 31, 2019 from the adoption of ASU 2016-02, “Leases (Topic 842)” effective January 1, 2019. Depreciation expense for 2019 and 2018 was $3.0 million and $2.7 million, respectively. Accumulated depreciation was $23.8 million and $20.8 million at December 31, 2019 and 2018, respectively.

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

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2019 and 2018. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies. Insurance policy fees are earned as of the effective date of the policy. Upon cancellation, any unearned premium is refunded to the insured. Insurance premiums written include gross policy fees of $8.7 million and $6.5 million for the years ended December 31, 2019 and 2018, respectively.

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

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares potentially issuable (in periods in which they have a dilutive effect), primarily from stock options. (See Notes 12 and 14.)

Adoption of New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows a reclassification of the stranded tax effects in AOCI resulting from the Tax Cuts and Jobs Act of 2017 (TCJA). Prior guidance required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that included the period of enactment, even if the related income tax effects were originally charged or credited directly to AOCI. The amount of the reclassification  included the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of TCJA related to items in AOCI. The updated guidance was effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the TCJA related to items remaining in AOCI is recognized or at the beginning of the period of adoption. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from AOCI to retained earnings as of January 1, 2018. This reclassification resulted in a decrease in retained earnings of $2.6 million as of January 1, 2018 and an increase in AOCI by the same amount.

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Securities” (Subtopic 310-20). ASU 2017-08 is intended to enhance the accounting for amortization of premiums for purchased callable debt securities. The guidance amends the amortization period for certain purchased callable debt securities held at a premium. Securities that contain explicit, noncontingent call features that are callable at fixed prices and on preset dates should shorten the amortization period for the premium to the earliest call date (and if the call option is not exercised, the effective yield is reset using the payment terms of the debt security). The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. The adoption of ASU 2017-08 had no impact on our financial results and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business (Topic 715)”. ASU 2017-01 is intended to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We adopted the standard on its effective date of January 1, 2019. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. As of December 31, 2019, $16.0 million of right-of-use assets and $17.3 million of lease liabilities for operating leases were included in the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update.

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

In May 2014, the FASB issued ASU 2014-09, guidance which revises the criteria for revenue recognition. Under the guidance, the transaction price is attributed to underlying performance obligations in the contract and revenue is recognized as the entity satisfies the performance obligations and transfers control of a good or service to the customer. Incremental costs of obtaining a contract may be capitalized to the extent the entity expects to recover those costs. The guidance is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Revenue from insurance contracts is excluded from the scope of this new guidance. While insurance contracts are excluded from this guidance, policy fee income, billing and other fees and fee income related to property business written as a cover-holder through a Lloyds Syndicate is subject to this updated guidance. The Company adopted this guidance in the first quarter of 2018 with no material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued updated guidance for the accounting for income taxes.  The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in the existing guidance and amending other existing guidance to simplify several other income tax accounting matters.  The updated guidance is effective for the quarter ending March 31, 2021.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financials position or liquidity.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (Topic 350). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.   The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. As a smaller reporting company, ASU 2016-13 is effective for fiscal years of the Company beginning after December 15, 2022, including interim periods within those fiscal years.   ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial results and disclosures, but do not anticipate that any potential impact would be material.

2.	Investments:

The cost or amortized cost and the estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2019
U.S. Treasury securities and obligations of U.S. Government	$66,441	$162	$(3)	$66,600
Corporate bonds	297,601	3,387	(163)	300,825
Collateralized corporate bank loans	115,669	556	(468)	115,757
Municipal bonds	81,787	1,531	(48)	83,270
Mortgage-backed	8,000	46	(219)	7,827
Total debt securities	569,498	5,682	(901)	574,279
Total equity securities	71,895	35,028	(7,708)	99,215
Total other investments	3,763	—	(1,594)	2,169
Total investments	$645,156	$40,710	$(10,203)	$675,663

As of December 31, 2018
U.S. Treasury securities and obligations of U.S. Government	$48,609	$5	$(508)	$48,106
Corporate bonds	243,314	440	(1,602)	242,152
Collateralized corporate bank loans	131,779	19	(5,270)	126,528
Municipal bonds	112,574	3,791	(838)	115,527
Mortgage-backed	13,992	11	(446)	13,557
Total debt securities	550,268	4,266	(8,664)	545,870
Total equity securities	68,709	20,693	(8,506)	80,896
Total other investments	3,763	—	(2,615)	1,148
Total investments	$622,740	$24,959	$(19,785)	$627,914

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31,
	2019	2018
U.S. Treasury securities and obligations of U.S. Government	$916	$902
Corporate bonds	7,317	6,696
Collateralized corporate bank loans	6,028	5,658
Municipal bonds	3,907	3,757
Mortgage-backed	311	521
Equity securities	2,364	1,151
Cash and cash equivalents	766	518
	21,609	19,203
Investment expenses	(1,005)	(971)
Investment income, net of expenses	$20,604	$18,232

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2019 or 2018.

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018
U.S. Treasury securities and obligations of U.S. Government	$—	$—
Corporate bonds	235	(83)
Collateralized corporate bank loans	(34)	90
Municipal bonds	4,270	1,435
Mortgage-backed	—	2
Equity securities	(7)	359
Gain on investments	4,464	1,803
Unrealized gains (losses) on equity securities	15,133	(9,322)
Unrealized gains (losses) on other investments	1,021	(2,676)
Investment gains (losses), net	$20,618	$(10,195)

We realized gross gains on investments of $5.0 million and $2.5 million during the years ended December 31, 2019 and 2018, respectively, of which $4.1 million and $1.5 million were from the sales of securities during the years ended December 31, 2019 and 2018, respectively. We realized gross losses on investments of $0.5 million and $0.7 million during the years ended December 31, 2019 and 2018, respectively, of which $0.1 million was from the sale of securities during the year ended December 31, 2019. Our realized losses during the year ended December 31, 2018 did not include sales from securities. We recorded proceeds from the sale of investment securities of $13.0 million, and $17.7 million during the years ended December 31, 2019 and 2018, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2019 and December 31, 2018 (in thousands):

	As of December 31, 2019
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$5,513	$(3)	$5,513	$(3)
Corporate bonds	27,268	(144)	1,150	(19)	28,418	(163)
Collateralized corporate bank loans	9,000	(41)	10,228	(427)	19,228	(468)
Municipal bonds	4,808	(29)	1,618	(19)	6,426	(48)
Mortgage-backed	1,712	(101)	562	(118)	2,274	(219)
Total debt securities	42,788	(315)	19,071	(586)	61,859	(901)
Total equity securities	10,905	(2,363)	6,093	(5,345)	16,998	(7,708)
Total other investments	—	—	2,169	(1,594)	2,169	(1,594)
Total investments	$53,693	$(2,678)	$27,333	$(7,525)	$81,026	$(10,203)

	As of December 31, 2018
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$18,902	$(181)	$28,201	$(327)	$47,103	$(508)
Corporate bonds	117,450	(907)	100,060	(695)	217,510	(1,602)
Collateralized corporate bank loans	120,410	(4,938)	4,931	(332)	125,341	(5,270)
Municipal bonds	14,281	(96)	25,891	(742)	40,172	(838)
Mortgage-backed	6,592	(60)	5,986	(386)	12,578	(446)
Total debt securities	277,635	(6,182)	165,069	(2,482)	442,704	(8,664)
Total equity securities	30,981	(3,699)	4,475	(4,807)	35,456	(8,506)
Total other investments	1,148	(2,615)	—	—	1,148	(2,615)
Total investments	$309,764	$(12,496)	$169,544	$(7,289)	$479,308	$(19,785)

We held a total of 61 debt securities with an unrealized loss, of which 41 were in an unrealized loss position for less than one year and 20 were in an unrealized loss position for a period of one year or greater, as of December 31, 2019. We held a total of 328 debt securities with an unrealized loss, of which 221 were in an unrealized loss position for less than one year and 107 were in an unrealized loss position for a period of one year or greater, as of December 31, 2018. We held a total of 9 equity securities with an unrealized loss, of which 7 were in an unrealized loss position for less than one year and 2 were in an unrealized loss position for a period of one year or greater, as of December 31, 2019. We held a total of 20 equity securities with an unrealized loss, of which 17 were in an unrealized loss position for less than one year and 3 were in an unrealized loss position for a period of one year or greater, as of December 31, 2018. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at December 31, 2019 were due predominately to normal market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We did not recognize an impairment loss during 2019 and 2018.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.  During 2019 we disposed of six previously impaired securities and recognized a realized gain of $4.1 million.  During 2018 we sold one previously impaired security with a realized loss of $0.1 million and recognized a change in unrealized gain of $1.8 million on the remaining securities.

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

Details regarding the carrying value of the other invested assets portfolio as of December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
	2019	2018
Investment Type
Equity warrant	$2,169	$1,148
Total other investments	$2,169	$1,148

We acquired this equity warrant in an active market and it entitles us to buy the underlying common stock of a publicly traded company at a fixed exercise price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at December 31, 2019 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$107,108	$107,605
Due after one year through five years	342,962	345,860
Due after five years through ten years	87,669	88,061
Due after ten years	23,760	24,926
Mortgage-backed	7,999	7,827
	$569,498	$574,279

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $28.9 million at December 31, 2019 and a carrying value of $29.5 million at December 31, 2018.

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

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. In accordance with ASC 820, we utilize the following fair value hierarchy:

●	Level 1: quoted prices in active markets for identical assets;
●	Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, inputs of identical assets for less active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and
●	Level 3: inputs to the valuation methodology that are unobservable for the asset or liability.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018 (in thousands).

	As of December 31, 2019
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$66,600	$-	$66,600
Corporate bonds	—	300,486	339	300,825
Collateralized corporate bank loans	—	115,757	-	115,757
Municipal bonds	—	83,270	-	83,270
Mortgage-backed	—	7,827	-	7,827
Total debt securities	—	573,940	339	574,279
Total equity securities	99,215	—	—	99,215
Total other investments	2,169	—	—	2,169
Total investments	$101,384	$573,940	$339	$675,663

	As of December 31, 2018
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$48,106	$—	$48,106
Corporate bonds	—	241,861	291	242,152
Collateralized corporate bank loans	—	126,528	—	126,528
Municipal bonds	—	115,527	—	115,527
Mortgage-backed	—	13,557	—	13,557
Total debt securities	—	545,579	291	545,870
Total equity securities	80,896	—	—	80,896
Total other investments	1,148	—	—	1,148
Total investments	$82,044	$545,579	$291	$627,914

Due to significant unobservable inputs into the valuation model for one corporate bond as of December 31, 2019 and 2018, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond classified as level 3 in 2019 and 2018 is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2019 and 2018(in thousands).

	2019	2018
Beginning balance as of January 1	$291	$3,757
Sales	—	—
Settlements	—	(2,925)
Purchases	—	—
Issuances	—	—
Total realized/unrealized gains included in net income	48	80
Net gain included in other comprehensive income	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	(621)
Ending balance as of December 31	$339	$291

The transfer out of Level 3 into Level 1 during 2018 was due to the conversion of a private equity holding to a preferred stock traded on a public exchange. We account for transfers as they occur.

4.	Acquisitions, Goodwill and Intangible Assets:

Goodwill is tested for impairment at the reporting unit level (business unit or one level below a business unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the E&S Casualty and Aerospace & Programs  business units for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2019 includes goodwill of acquired businesses of $44.7 million that is assigned to our business units as follows: Commercial Accounts business unit - $2.1 million; Commercial Auto business units - $21.3 million; E&S Casualty business unit - $6.3 million (comprised of $2.6 million for the primary/excess liability and public entity component and $3.7 million for the E&S package component); Aerospace & Programs business unit- $9.7 million (comprised entirely of the general aviation component); and Specialty Personal Lines business unit - $5.3 million. This amount has been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually. We completed our last annual test for impairment on the first day of the fourth quarter of 2019 and determined that there was no impairment at that time.

The income approach to determining fair value computed the projections of the cash flows that the reporting unit was expected to generate converted into a present value equivalent through discounting. Significant assumptions in the income approach model included income projections, discount rates and terminal growth values. The income projections reflected an improved premium rate environment across most of our lines of business that continued throughout 2019. The income projections also included loss and LAE assumptions which reflected recent historical claim trends and the movement towards a more favorable pricing environment. The income projections also included assumptions for expense growth and investment yields which were based on business plans for each of our business units. The discount rate was based on a risk free rate plus a beta adjusted equity risk premium and specific company risk premium. The assumptions were based on historical experience (including factors such as prior year loss reserve development), expectations of future performance (including premium growth rates, premium rate increases and loss costs), expected market conditions and other factors requiring judgment and estimates. While we believe the assumptions used in these models were reasonable, the inherent uncertainty in predicting future performance and market conditions may change over time and influence the outcome of future testing.

During 2019 and 2018, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31
	2019	2018
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	1,300	1,300
Total gross carrying amount	44,384	44,384

Accumulated Amortization:
Customer/agent relationships	(28,752)	(26,515)
Tradename	(3,078)	(2,847)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(4,235)	(4,235)
Total accumulated amortization	(39,297)	(36,829)
Total net carrying amount	$5,087	$7,555

Insurance licenses are not amortized because they have an indefinite life. We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2020	$2,467
2021	$503
2022	$501
2023	$316
2024	$—

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer/ agent relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

5.	Other Assets:

The following table details our other assets as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Profit sharing commission receivable	$26	$246
Credit Facility B issuance costs	—	106
Accrued investment income	4,483	4,175
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	10,843	6,154
Right of use asset	16,044	—
Other assets	164	188
	$33,262	$12,571

6.	Reserves for Losses and Loss Adjustment Expenses:

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2019	2018
Balance at January 1	$527,247	$527,100
Less reinsurance recoverable	221,716	154,612
Net balance at January 1	305,531	372,488

Incurred related to:
Current year	301,265	250,075
Prior years	60,900	5,953
Total incurred	362,165	256,028

Paid related to:
Current year	127,610	90,640
Prior years	192,335	232,345
Total paid	319,945	322,985

Net balance at December 31	347,751	305,531
Plus reinsurance recoverable	272,604	221,716
Balance at December 31	$620,355	$527,247

The $60.9 million unfavorable net development and $6.0 million unfavorable net development in prior accident years recognized in 2019 and 2018, respectively, represent changes in our loss reserve estimates. In 2019 and 2018, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. The unfavorable prior year reserve development during the twelve months ended December 31, 2019 was primarily driven by the continued emergence of increased frequency and severity trends in our primary commercial auto lines of business within our Commercial Auto business unit, which was representative of industry trends and unfavorable development in our general liability lines with our E&S Casualty business unit. The unfavorable prior year reserve development during the twelve months ended December 31, 2018 was primarily driven by the continued emergence of increased frequency and severity trends in our primary commercial auto lines of business within our Commercial Auto  business unit, which was representative of industry trends, partially offset by net favorable development in our general liability lines within our E&S Casualty and Commercial Accounts  business units. Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	December 31,
	2019	2018
Specialty Commercial Segment	$60,138	$16,457
Standard Commercial Segment	726	(8,993)
Personal Segment	36	(1,511)
Corporate	—	—
Total unfavorable net prior year development	$60,900	$5,953

The following describes the primary factors behind each segment’s prior accident year loss reserve development for the years ended December 31, 2019 and 2018:

Year ended December 31, 2019:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2017 and prior accident years primarily in the commercial automobile liability line of business, partially offset by favorable development primarily in the commercial automobile line of business in the 2018 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2018 and prior accident years. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.
●	Standard Commercial Segment. Our Commercial Accounts business operating unit experienced net unfavorable development in the 2017, 2016, 2015 and 2013 and prior accident years primarily in the general liability line of business, partially offset by net favorable development primarily in the commercial property line of business in the 2018 and 2014 accident years and net favorable development primarily in the 2015 accident year in the occupational accident line of business. Our former Workers Compensation operating unit experienced net favorable development primarily in the 2015 accident year.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2016, 2014 and 2012 and prior accidents years, partially offset by favorable development in the 2017, 2015 and 2013 accident years.

Year ended December 31, 2018:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2016 and prior accident years, partially offset by favorable development in the 2017 accident year. Our E&S Casualty business unit experienced net favorable development primarily in our E&S package insurance products. We experienced net unfavorable development in our E&S Property, Professional Liability and Aerospace & Programs business units,
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2016 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the commercial property line of business in the 2017 accident year and net unfavorable development in the 2017 and prior accident years in the occupational accident line of business. Our former Workers Compensation operating unit experienced net favorable development in the 2016 and prior accident years.

●	Personal Segment. Net favorable development in our Specialty Personal Lines business unit was mostly attributable to the 2013 through 2017 accident years, partially offset by unfavorable development in the 2012 and prior accident years.

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

Short-Duration Contract Disclosures

ASU 2015-09, “Disclosures about Short-Duration Contracts (Topic 944)", requires insurers to make disclosures about their liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. These disclosures include tables showing incurred and paid claims development information (net of reinsurance and excluding unallocated loss adjustment expenses) which are disaggregated based on the characteristics of the insurance contracts that the insurer writes and other factors specific to the reporting entity. The information should be disclosed by accident year for the number of years claims typically remain outstanding, but need not be more than 10 years, including a reconciliation of the disaggregated information to the consolidated statement of financial position. We have evaluated the disaggregation criteria and concluded that the basis for our disaggregation of this information is the similar claim duration period of our primary lines of business (certain lines of business have short settlement periods versus long settlement periods).

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

Methodology for Determining Cumulative Number of Reported Claims

A claim file is created when the Company is notified of an actual demand for payment, notified of an event that may lead to a demand for payment or it is determined that a demand for payment could possibly lead to a future demand for payment on another coverage on the same policy or on another policy.The cumulative number of reported claims is predominately measured at the claim level for our Commercial Accounts, Aviation, Personal, Primary Commercial Auto Liability, and certain Programs lines of business and at a coverage level by occurrence for our other lines of business. The Company does not generate claim counts for ceded business.

Incurred & Paid Claims Development Disclosures

The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance for our primary lines of business with similar claims duration periods. The incurred and paid losses by accident year information presented for all lines of business with similar claim duration periods in the below tables for calendar years prior to 2017 is required supplementary information and is unaudited. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2019 ($ in thousands):

Commercial Auto Liability

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$38,276	$44,052	$44,597	$46,338	$46,097	$46,557	$46,637	$46,805	$46,944	$44,402	$—	2,656
2011		49,933	52,099	55,934	55,853	55,259	53,587	53,691	55,775	57,499	46	3,328
2012			60,844	69,628	68,225	71,515	73,153	75,464	75,657	76,333	45	4,932
2013				93,692	86,902	90,726	96,974	102,031	103,379	103,571	(417)	6,564
2014					102,053	93,187	99,280	106,138	113,357	116,373	(1,289)	7,308
2015						106,133	106,608	125,161	133,574	135,774	1,093	8,167
2016							111,913	115,044	121,714	137,690	2,352	8,771
2017								125,315	119,583	148,563	12,280	8,586
2018									119,070	118,334	34,175	7,605
2019										118,351	48,275	6,293
									Total	$1,056,890

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$7,476	$23,464	$32,807	$41,298	$44,818	$45,544	$46,487	$46,607	$46,604	$47,125
2011		8,288	27,773	44,227	49,793	52,261	52,928	53,203	53,276	53,275
2012			12,859	30,046	46,510	59,883	69,026	72,907	75,190	75,039
2013				13,333	40,670	63,255	83,184	93,554	101,146	106,894
2014					17,145	43,078	67,410	88,823	107,912	112,617
2015						18,108	48,239	95,056	123,668	141,678
2016							19,788	53,398	106,707	129,761
2017								22,578	77,884	133,880
2018									26,101	49,912
2019										16,812
									Total	$866,994
				All outstanding liabilities before 2010, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$189,896

Casualty

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$14,928	$13,241	$11,848	$12,413	$12,921	$12,329	$11,830	$11,928	$11,368	$9,600	$88	836
2011		14,331	11,675	12,942	12,529	11,855	11,510	11,407	11,265	11,660	144	714
2012			13,020	11,301	13,098	12,230	13,330	12,390	11,852	12,944	(318)	637
2013				13,379	12,002	12,384	12,792	12,874	12,205	13,330	(190)	618
2014					15,590	14,007	12,034	11,663	11,676	13,167	(49)	704
2015						17,362	16,746	15,046	15,266	15,945	247	726
2016							16,039	16,513	16,927	18,625	240	738
2017								17,845	15,751	20,360	2,900	1,123
2018									23,056	24,590	2,930	1,739

2019		34,610	26,946	2,277
	Total	$174,831

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$3,035	$5,096	$7,175	$8,817	$10,023	$10,407	$10,557	$10,991	$11,138	$9,345
2011		2,340	4,292	6,007	8,334	9,292	9,642	9,868	11,149	11,204
2012			1,337	2,666	6,096	8,037	10,255	10,938	11,357	12,572
2013				1,331	3,190	5,461	9,212	11,134	11,866	12,255
2014					1,829	4,196	5,499	8,075	11,327	12,365
2015						1,420	4,133	8,258	13,553	16,158
2016							1,753	5,672	11,269	16,442
2017								2,900	5,884	11,268
2018									2,708	8,027
2019										2,526
									Total	$112,163
				All outstanding liabilities before 2010, net of reinsurance						860
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$63,528

Commercial Accounts

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$45,263	$45,235	$44,847	$43,164	$43,459	$42,426	$42,175	$42,880	$42,427	$40,337	$106	3,143
2011		49,375	46,540	45,723	41,721	41,081	40,745	40,100	38,585	38,585	199	2,911
2012			47,194	48,085	44,625	42,632	41,451	40,350	38,669	38,669	198	2,703
2013				46,413	47,385	46,990	43,917	42,822	39,567	40,211	423	2,800
2014					46,280	46,470	43,806	43,806	43,673	42,463	562	2,737
2015						40,966	42,580	41,429	38,385	39,287	1,440	2,568
2016							43,327	43,449	41,983	43,111	1,518	2,526
2017								40,943	42,704	43,579	2,793	2,709
2018									42,898	41,290	5,929	2,550
2019										37,984	13,663	2,459
									Total	$405,517

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$21,304	$28,342	$30,957	$33,428	$37,166	$39,115	$39,706	$40,937	$42,063	$40,040
2011		22,002	30,811	33,701	35,333	36,302	37,214	38,253	38,311	38,228
2012			22,264	30,096	32,378	34,597	35,943	37,808	38,044	38,211
2013				19,386	29,586	33,927	36,225	37,947	38,892	39,329
2014					21,322	31,150	33,544	36,775	39,185	41,162
2015						16,557	28,501	30,974	35,238	35,611
2016							19,776	29,456	35,035	39,417
2017								16,644	28,813	36,650
2018									19,233	29,381
2019										17,490
									Total	$355,519
				All outstanding liabilities before 2010, net of reinsurance						1,202

Liabilities for claims and claim adjustment expenses, net of reinsurance	$51,200

Aviation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$11,331	$10,960	$9,570	$9,186	$9,316	$9,432	$9,489	$9,820	$9,839	$9,839	$—	269
2011		12,330	11,299	9,759	9,729	9,829	9,884	10,045	10,028	10,028	—	305
2012			10,988	10,738	10,353	10,336	10,024	10,021	9,941	9,941	—	229
2013				10,236	11,304	10,295	9,563	10,057	10,649	10,252	—	231
2014					3,179	3,654	3,627	3,558	3,566	3,567	—	201
2015						1,870	1,709	1,643	1,631	1,630	—	197
2016							2,330	2,241	2,119	2,219	33	292
2017								2,325	2,082	2,079	26	319
2018									2,382	1,990	143	332
2019										5,246	836	265
									Total	$56,791

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$5,613	$7,041	$8,635	$9,031	$9,083	$9,083	$9,245	$9,811	$9,836	$9,618
2011		6,313	8,894	8,924	9,311	9,546	9,628	10,028	10,028	10,028
2012			5,641	8,486	9,672	10,049	10,041	10,041	10,041	9,941
2013				6,537	9,493	9,584	9,356	9,944	10,456	10,242
2014					2,779	3,105	3,259	3,327	3,565	3,567
2015						958	1,405	1,520	1,601	1,630
2016							1,469	1,907	1,918	2,082
2017								1,260	1,837	2,021
2018									1,716	2,237
2019										2,911
									Total	$54,277
				All outstanding liabilities before 2010, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$2,514

Runoff

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2011		10,861	9,949	9,433	7,547	6,185	6,678	6,741	6,659	6,637	287	965
2012			4,804	4,469	3,597	3,358	2,821	2,636	2,752	2,752	70	661
2013				9,069	10,143	9,713	9,257	9,257	9,472	9,486	165	711
2014					9,208	9,338	9,762	10,076	10,452	10,463	460	1,130
2015						8,605	7,277	8,624	8,892	8,420	182	822
2016							3,553	4,733	4,365	4,416	29	599
2017								450	465	415	72	439
2018									—	—	—	66

2019		—	—	—
	Total	$42,590

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2011		2,897	4,308	5,208	4,968	4,838	5,227	5,427	5,483	5,357
2012			1,181	2,107	2,411	2,594	2,583	2,600	2,602	2,675
2013				3,737	6,825	7,882	8,350	8,809	8,961	9,010
2014					2,933	5,972	7,970	9,004	9,210	9,323
2015						2,528	5,744	7,328	8,049	8,495
2016							1,732	2,550	3,743	4,418
2017								111	171	203
2018									—
2019
									Total	$39,481
				All outstanding liabilities before 2010, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$3,109

Programs

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$-	$—	—
2011		317	196	196	196	196	196	196	196	196	—	—
2012			3,001	2,045	2,045	3,885	2,045	2,045	2,045	2,045	—	3
2013				1,595	2,543	1,561	2,076	2,302	2,302	2,302	—	2
2014					1,623	666	2,039	1,575	1,575	1,575	—	5
2015						1,683	1,629	752	752	752	—	2
2016							478	1,200	1,178	1,178	—	1
2017								955	1,775	1,801	55	23
2018									3,598	4,368	440	88
2019										5,407	1,481	56
									Total	$19,624

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2011		196	196	196	196	196	196	196	196	196
2012			2,045	2,045	2,045	2,045	2,045	2,045	2,045	2,045
2013				1,489	1,561	1,561	2,076	2,302	2,302	2,302
2014					758	1,502	1,575	1,575	1,575	1,575
2015						1,515	1,629	752	752	752
2016							1,139	1,139	1,178	1,178
2017								36	1,556	1,551
2018									911	1,290
2019										4,501
									Total	$15,390

All outstanding liabilities before 2010, net of reinsurance	—
Liabilities for claims and claim adjustment expenses, net of reinsurance	$4,234

Personal Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$63,862	$78,294	$80,765	$84,724	$83,903	$84,252	$84,591	$84,808	$84,867	$84,867	$32	30,180
2011		75,746	77,652	87,810	86,757	86,804	86,948	86,853	87,199	87,198	—	31,615
2012			58,604	73,795	70,552	71,513	72,042	72,037	72,076	72,100	—	23,940
2013				55,706	59,132	60,100	60,211	60,379	60,328	60,310	—	23,472
2014					5,452	5,340	6,243	6,699	6,504	6,518	—	19,293
2015						23,104	25,682	25,307	25,136	25,102	—	23,376
2016							32,260	32,893	32,728	32,803	27	23,752
2017								23,342	21,968	21,926	13	16,796
2018									18,334	18,353	(191)	15,268
2019										56,009	619	24,221
									Total	$465,186

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$38,643	$67,755	$75,199	$82,624	$83,511	$84,111	$84,556	$84,717	$84,768	$84,782
2011		46,416	67,939	83,497	85,533	86,217	86,593	86,660	86,989	87,045
2012			37,860	64,278	68,849	70,807	71,995	72,055	72,094	72,124
2013				45,901	54,514	58,047	59,775	60,277	60,297	60,279
2014					2,515	4,418	5,631	6,428	6,566	6,580
2015						11,570	22,281	24,262	25,243	25,098
2016							21,669	30,646	32,260	32,777
2017								15,776	21,061	21,972
2018									11,137	18,009
2019										41,524
									Total	$450,190
				All outstanding liabilities before 2010, net of reinsurance						31
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$15,027

Property

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$9,652	$9,836	$9,680	$9,656	$9,668	$9,654	$9,675	$9,700	$9,496	$9,501	$—	1,316
2011		11,768	12,289	12,228	12,406	12,598	12,616	12,494	12,551	12,549	—	1,512
2012			18,518	17,541	18,119	17,743	17,768	18,005	17,974	17,963	—	1,629
2013				21,644	22,363	22,264	22,578	22,914	22,936	22,935	—	1,893
2014					22,551	21,950	21,862	21,793	21,852	21,876	(20)	2,037
2015						20,256	19,919	20,014	20,091	20,202	5	1,993
2016							20,734	22,838	22,632	22,789	(0)	2,029
2017								24,182	23,003	24,490	10	2,006
2018									22,822	18,694	(649)	1,052
2019										20,214	4,640	997
									Total	$191,214

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$8,692	$9,632	$9,522	$9,479	$9,474	$9,479	$9,498	$9,496	$9,496	$9,501
2011		10,317	12,354	12,343	12,370	12,492	12,541	12,550	12,551	12,549
2012			15,773	17,679	17,743	17,666	17,693	17,978	17,974	17,963
2013				17,785	21,452	21,864	22,197	22,826	22,936	22,935
2014					19,586	21,749	21,778	21,849	21,911	21,955
2015						17,513	19,500	19,928	20,134	19,953
2016							17,248	22,500	22,613	22,789
2017								18,703	22,059	23,821
2018									10,923	16,914
2019										11,344
									Total	$179,725
				All outstanding liabilities before 2010, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$11,489

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows (in thousands):

	2019	2018
Net outstanding liabilities for losses and LAE

Commercial Auto Liability	$189,896	$150,288
Casualty	63,528	61,014
Commercial Accounts	51,200	56,865
Aviation	2,514	2,185
Runoff	3,109	5,070
Programs	4,234	2,164
Personal Segment	15,027	8,743
Property	11,489	12,739
Liabilities for unpaid losses and allocated loss adjustment expenses, net of reinsurance	340,997	299,068

Reinsurance recoverable on unpaid losses and LAE
Commercial Auto Liability	112,931	23,262
Casualty	91,900	139,928
Commercial Accounts	13,671	8,255
Aviation	9,469	9,114
Runoff	1,326	1,528
Programs	3,618	421
Personal Segment	11,752	13,131
Property	27,937	26,077
Total reinsurance recoverable on unpaid losses and LAE	272,604	221,716

Unallocated loss adjustment expenses
Commercial Auto Liability	1,383	1,264
Casualty	760	707
Commercial Accounts	2,732	2,788
Aviation	85	383
Runoff	170	170
Programs	63	31
Personal Segment	1,250	955
Property	311	165
Total unallocated loss adjustment expenses	6,754	6,463
Total reserves for unpaid losses and loss adjustment expenses	$620,355	$527,247

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Unaudited
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial Auto Liability	14.5%	25.6%	26.3%	16.3%	10.0%	3.6%	2.6%	0.1%	—%	1.0%
Casualty	12.4%	15.8%	19.9%	21.3%	14.3%	4.7%	2.2%	7.6%	0.8%	1.0%
Commercial Accounts	36.8%	16.8%	5.8%	6.3%	5.8%	7.0%	5.7%	2.8%	6.9%	6.1%
Aviation	63.5%	22.7%	6.2%	3.3%	2.8%	1.5%	0.5%	1.6%	0.1%	(2.2)%
Runoff	31.9%	37.8%	17.6%	6.9%	4.2%	1.4%	1.5%	(1.3)%	—%	—%
Programs	73.2%	20.3%	6.5%	—%	—%	—%	—%	—%	—%	—%
Personal Segment	56.0%	28.8%	8.9%	4.7%	0.9%	0.3%	0.1%	0.2%	0.1%	—%
Property	77.2%	15.8%	1.7%	0.5%	3.6%	1.2%	—%	—%	—%	—%

(1)	The average annual percentage payout is calculated from a paid losses and ALAE development pattern based on an actuarial analysis of the paid losses and ALAE movements by accident year for each disaggregation category. The paid losses and ALAE development pattern provides the expected percentage of ultimate losses and ALAE to be paid in each year. The pattern considers all accident years included in the claims development tables.

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2019 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for the last two years (in thousands):

	2019	2018
Premium Written :
Direct	$836,797	$660,298
Assumed	7,034	2,717
Ceded	(347,279)	(299,217)
	$496,552	$363,798

Premium Earned:
Direct	$748,203	$639,437
Assumed	4,763	2,159
Ceded	(316,089)	(278,509)
	$436,877	$363,087

Reinsurance recoveries	$211,768	$199,690

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $36.6 million and $29.7 million as of December 31, 2019 and 2018, respectively.

8.	Revolving Credit Facilities:

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

9.	Subordinated Debt Securities:

We issued trust preferred securities through Trust I and Trust II.  These Delaware statutory trusts are sponsored and wholly-owned by Hallmark and each was created solely for the purpose of issuing the trust preferred securities.  Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at December 31, 2019	5.14%	4.79%

10.  Senior Unsecured Notes:

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which restrict Hallmark’s ability to incur additional indebtedness, pay dividends on or acquire its common stock, or make payments on its other securities or indebtedness if any such action would cause the Company’s debt to capital ratio (calculated in accordance with the indenture) to exceed 35%.  Among other things, the indenture also limits Hallmark’s ability to create liens on the stock of, dispose of all or substantially all of the assets of, or permit the merger or consolidation with another entity of any direct or indirect insurance company subsidiary with statutory surplus of at least $50.0 million.  As of December 31, 2019, Hallmark was in compliance with all of these covenants.

11.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into business units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by business units into the following reportable segments:

●	Specialty Commercial Segment. Our Specialty Commercial Segment includes our Commercial Auto business unit which offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit which offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit which offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit which offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs. These products were previously reported as the Contract Binding and Specialty Commercial operating units. This realignment did not impact our reportable segments.
●	Standard Commercial Segment. Our Standard Commercial Segment includes the package and monoline property/casualty and occupational accident insurance products and services handled by our Commercial

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
●	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines business unit.

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

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

The following is additional business segment information for the twelve months ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Revenues
Specialty Commercial Segment	$309,619	$280,283
Standard Commercial Segment	68,179	76,548
Personal Segment	88,225	38,623
Corporate	20,348	(16,186)
Consolidated	$486,371	$379,268

Depreciation and Amortization Expense
Specialty Commercial Segment	$3,158	$2,986
Standard Commercial Segment	598	390
Personal Segment	1,227	1,312
Corporate	382	453
Consolidated	$5,365	$5,141

Interest Expense
Specialty Commercial Segment	$—	$—
Standard Commercial Segment	—	—
Personal Segment	—	—
Corporate	5,410	4,545
Consolidated	$5,410	$4,545

Tax (Benefit) Expense
Specialty Commercial Segment	$(540)	$5,521
Standard Commercial Segment	(331)	2,511
Personal Segment	168	587
Corporate	296	(6,163)
Consolidated	$(407)	$2,456

Pre-tax (loss) income
Specialty Commercial Segment	$(1,371)	$28,780
Standard Commercial Segment	(841)	13,090
Personal Segment	427	3,061
Corporate	753	(32,128)
Consolidated	$(1,032)	$12,803

The following is additional business segment information as of the following dates (in thousands):

	December 31,	December 31,
Assets:	2019	2018
Specialty Commercial Segment	$1,082,804	$858,262
Standard Commercial Segment	193,710	158,881
Personal Segment	164,685	226,431
Corporate	54,075	21,320
Consolidated	$1,495,274	$1,264,894

12.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2019	2018
Numerator for both basic and diluted earnings per share:
Net (loss) income	$(625)	$10,347

Denominator, basic shares	18,107	18,086
Effect of dilutive securities:
Stock-based compensation awards	—	115
Denominator, diluted shares	18,107	18,201

Basic (loss) earnings per share:	$(0.03)	$0.57

Diluted (loss) earnings per share:	$(0.03)	$0.57

We had 14,157 and 32,164 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2019 and 2018, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments, to the extent not previously cancelled or exercised, expire in 2021.

13.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $35.5 million as of December 31, 2019.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2020, the aggregate ordinary dividend capacity of these subsidiaries is $22.6 million, of which $15.8 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2019 and 2018 our insurance company subsidiaries paid $15.5 million and $5.5 million, respectively, in dividends to Hallmark. The total restricted net assets of our insurance company subsidiaries as of December 31, 2019, was $227.8 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Our insurance subsidiaries did not pay management fees to Hallmark and our non-insurance company subsidiaries during 2019 and 2018.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2019 and 2018, our insurance company subsidiaries reported statutory capital and surplus of $254.7 million and $247.0 million, respectively, substantially greater than the minimum requirements for each state. For the years ended December 31, 2019, and 2018, respectively, our insurance company subsidiaries reported a statutory net loss of $10.2 million and statutory net income of $35.9 million, respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2019, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

14.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of December 31, 2019, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of December 31, 2019, restricted stock units representing the right to receive up to 530,236 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of December 31, 2019.

Stock Options:

Non-qualified stock options outstanding under the 2005 LTIP vest 100% six months after the date of grant and terminate ten years from the date of grant. The grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and was fully exercised prior to termination in 2019.

A summary of the status of our stock options as of December 31, 2019 and changes during the year then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2019	244,157	$6.63
Granted	—	—
Exercised	(230,000)	$6.61
Forfeited or expired	—	$—
Outstanding at December 31, 2019	14,157	$6.99	2.0	$150
Exercisable at December 31, 2019	14,157	$6.99	2.0	$150

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	2019	2018
Intrinsic value of options exercised	$845	$122
Cost of share-based payments (non-cash)	$—	$—
Income tax benefit of share-based payments recognized in income	$—	$—

As of December 31, 2019, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during 2019 or 2018.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2015, 2016, 2017, 2018 and 2019 was $11.10, $11.41, $10.20, $10.87 and $18.10 per unit, respectively.  We incurred compensation expense of $887 thousand and $152 thousand related to restricted stock units during the years ended December 31, 2019 and 2018.  We recorded income tax benefit of $186 thousand and $32 thousand related to restricted stock units during the years ended December 31, 2019 and 2018.

The following table details the status of our restricted stock units as of and for the years ended December 31, 2019 and 2018:

	Number of Restricted Stock Units
	2019	2018
Nonvested at January 1	338,897	385,779
Granted	97,804	144,059
Vested	—	(8,198)
Forfeited	(83,210)	(182,743)
Nonvested at December 31	353,491	338,897

As of December 31, 2019, there was $2.4 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $2.4 million of compensation cost related to unvested restricted stock units, of which $1.4 million is expected to be recognized in 2020, $0.8 million is expected to be recognized in 2021 and $0.2 million is expected to be recognized in 2022.

15.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2019 and 2018  (in thousands) using a measurement date of December 31.

	2019	2018
Assumptions (end of period):
Discount rate used in determining benefit obligation	2.98%	4.05%
Rate of compensation increase	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,376)	$(11,687)

Projected benefit obligation	$(12,376)	$(11,687)
Fair value of plan assets	10,988	9,669
Funded status	$(1,388)	$(2,018)

Net actuarial loss	(4,010)	(4,130)
Accumulated other comprehensive loss	(4,010)	(4,130)
Prepaid pension cost	2,622	2,112
Net amount recognized as of December 31	$(1,388)	$(2,018)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$11,687	$12,758
Interest cost	454	424
Actuarial liability loss (gain)	1,083	(628)
Benefits paid	(848)	(867)
Benefit obligation as of end of period	$12,376	$11,687

Change in plan assets:
Fair value of plan assets as of beginning of period	$9,669	$11,153
Actual return on plan assets (net of expenses)	1,667	(617)
Employer contributions	500	—
Benefits paid	(848)	(867)
Fair value of plan assets as of end of period	$10,988	$9,669

Net periodic pension cost:
Service cost - benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	454	424
Expected return on plan assets	(607)	(694)
Recognized actuarial loss	143	106
Net periodic pension cost	$(10)	$(164)

Discount rate	4.05%	3.45%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A

Estimated future benefit payments by fiscal year (in thousands):

2020	$866
2021	$874
2022	$859
2023	$839
2024	$828
2025-2029	$3,807

As of December 31, 2019, the fair value of the plan assets was composed of cash and cash equivalents of $0.6 million, debt securities of $3.4 million and equity securities of $7.0 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2019. To develop the discount rate used in determining the benefit obligation we used the Findley AA Pension Discount Curve at the measurement date to match the timing and amounts of projected future benefits.  A corridor approach is used to amortize actuarial gains and losses.  We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We expect that we will not be required to make a contribution to the defined benefit cash balance plan during 2020. We expect our 2020 net periodic pension cost to be ($190) thousand, the components of which are interest cost of $355 thousand, expected return on plan assets of ($684) thousand and amortization of actuarial loss of $139 thousand.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2019 and 2018.

	December 31
	2019	2018
Asset Category:
Debt securities	31%	36%
Equity securities	64%	61%
Other	5%	3%
Total	100%	100%

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018 (in thousands).

	As of December 31, 2019
	Quoted Prices in Active	Other Observable
	Markets for Identical	Inputs	Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
Debt securities	$—	$3,410	$—	$3,410
Equity securities	6,977	—	—	6,977
Total	$6,977	$3,410	$—	$10,387

	As of December 31, 2018
	Quoted Prices in Active
	Markets for Identical	Other Observable	Unobservable Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Debt securities	$—	$3,468	$—	$3,468
Equity securities	5,913	—	—	5,913
Total	$5,913	$3,468	$—	$9,381

Our plan assets also include cash and cash equivalents of $0.6 million and $0.3 million at December 31, 2019 and 2018, respectively, that are carried at cost which approximates fair value.

We also sponsor a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.7 million and $0.2 million for the years ended December 31, 2019 and 2018.

16.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2019 and 2018, are as follows (in thousands):

	2019	2018
Deferred tax liabilities:
Deferred policy acquisition costs	$(4,829)	$(3,001)
Net unrealized holding gain on investments	(6,408)	(1,087)
Agency relationship	(17)	(22)
Intangible assets	(1,882)	(2,179)
Goodwill	(357)	(357)
Bond amortization	(77)	(72)
Fixed assets	(1,529)	(992)
Other	(315)	(279)
Total deferred tax liabilities	(15,414)	(7,989)

Deferred tax assets:
Unearned premiums	9,438	6,931
Amortization of non-compete agreements	36	71
Pension liability	842	867
Net operating loss carry-forward	2,154	93
Unpaid loss and loss adjustment expense	3,284	2,505
Rent reserve	18	54
Bonus accrual	722	632
Investment impairments	489	1,446
Other	616	373
Total deferred tax assets	17,599	12,972

Deferred federal income taxes, net	$2,185	$4,983

We concluded that no valuation allowance was necessary against our deferred tax assets as of December 31, 2019 and 2018.

A reconciliation of the income tax provisions based on the applicable statutory tax rate of 21% to the provisions reflected in the consolidated financial statements for the years ended December 31, 2019 and 2018, respectively, is as follows (in thousands):

	2019	2018
Computed expected income tax (benefit) expense at statutory tax rate	$(217)	$2,689
Meals and entertainment	102	75
Tax exempt interest	(421)	(435)
Dividends received deduction	(191)	(94)
State taxes (net of federal benefit)	414	266
Other	(94)	(45)
Income tax (benefit) expense	$(407)	$2,456

Current income tax (benefit) expense	$(1,224)	$4,300
Deferred tax expense (benefit)	817	(1,844)
Income tax (benefit) expense	$(407)	$2,456

We have available, for federal income tax purposes, unused net operating loss of $10.3 million at December 31, 2019. The TCJA generally repealed the previous two year carry-back and 20 year carry-forward provision for net operating losses and adopted an indefinite carry-forward of net operating losses arising in tax years ending after December 31, 2017. However, the TCJA preserved present law for net operating losses of property/casualty insurance companies. Thus, our net operating losses may be carried-back two years and carried-forward 20 years. On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act grants taxpayers a five-year carry-back period for net operating losses arising in tax years beginning after December 31, 2017 and before January 1, 2021 (i.e. calendar years 2018, 2019 and 2020).

The net operating losses will expire if unused, as follows (in thousands):

Year
2022	$—
2028	2
2029	25
2031	45
2032	77
2033	73
2034	59
2035	33
2036	50
2037	29
2038	40
2039	67
Indefinite	9,758
$10,258

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2016. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2019.

17. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2019	2018

Cash and cash equivalents	$53,336	$35,594
Restricted cash	1,612	4,877
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,948	$40,471

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018

Interest paid	$4,289	$4,842

Income taxes paid (recovered)	$7,775	$(3,236)

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$12,581	$3,369

Payable for securities related to investment purchases	$1,648	$698

18.	Commitments and Contingencies:

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during 2019 and 2018.

As of December 31, 2019 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

19.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2019 and 2018 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2018	$(2,310)	$14,544	$12,234
Other comprehensive income:
Change in net actuarial gain	(576)	—	(576)
Tax effect on change in net actuarial gain	121	—	121
Unrealized holding losses arising during the period	—	(3,343)	(3,343)
Tax effect on unrealized losses arising during the period	—	702	702
Reclassification adjustment for gains included in net realized gains	—	(1,803)	(1,803)
Tax effect on reclassification adjustment for gains included in income tax expense	—	379	379
Other comprehensive loss, net of tax	(455)	(4,065)	(4,520)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	(569)	3,188	2,619
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(16,993)	(16,993)

Balance at December 31, 2018	$(3,334)	$(3,326)	$(6,660)
Other comprehensive income:
Change in net actuarial loss	120	—	120
Tax effect on change in net actuarial loss	(25)	—	(25)
Unrealized holding gains arising during the period	—	13,645	13,645
Tax effect on unrealized gains arising during the period	—	(2,865)	(2,865)
Reclassification adjustment for gains included in net realized gains	—	(4,464)	(4,464)
Tax effect on reclassification adjustment for gains included in income tax expense	—	937	937
Other comprehensive income, net of tax	95	7,253	7,348
Balance at December 31, 2019	$(3,239)	$3,927	$688

20.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2019.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2019 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

21. Leases:

We adopted ASU 2016-02, “Leases, (Topic 842)” on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet in 2019 and going forward. See Note 1 for more information on the adoption of ASU 2016-02. Right-of-use assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. Since our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements which have lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the period ended December 31, 2019 are as follows (in thousands):

Twelve Months Ended
December 31,
2019

Operating lease cost	$2,936

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,889

Right-of-use assets obtained in exchange for new operating lease liabilities	$—

We incurred $26 thousand in short-term lease payments not included in our lease liability during the year ended December 31, 2019.

The components of lease expense and other lease information as of and during the twelve month period ended December 31, 2019 are as follows (in thousands):

December 31,
2019

Operating lease right-of-use assets	$16,044

Operating lease liabilities	$17,347

Weighted-average remaining lease term - operating leases	10.6

Weighted-average discount rate - operating leases	5.88%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 and December 31, 2018 are as follows (in thousands):

	December 31,		December 31,
	2019		2018

2019	$—		$1,889
2020	2,473		2,473
2021	2,172		2,172
2022	2,171		2,171
2023	1,885		1,885
Thereafter	15,266		15,266
Total future minimum lease payments	$23,967		$25,856

Less imputed interest	$(6,620)	$	N/A
Total operating lease liability	$17,347	$	N/A

22. Subsequent Events:

In February, 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases. At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines. During 2019, this contract binding business produced $115.0 million in gross premiums written, which represented 56% of the total primary automobile premium volume of our Commercial Auto business unit.

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et. al (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division.  The Company, its Chief Executive Officer and its Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020.  In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and (e) the defendants’ positive statements about the Company’s business, operations and prospects were materially misleading and/or lacked a reasonable basis.  The court has not yet appointed a lead plaintiff, and defendants’ responsive pleading is not yet due and has not been filed.  The litigation is in its initial stages and we are unable to reasonably predict its potential outcome.  The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims.  The Company’s current policy is to expense legal costs as incurred.  Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy.

In connection with its normal process for evaluating triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 was an event that indicated the impairment of the goodwill and indefinite-lived intangible assets included in its balance sheet.  As a result, the Company has taken a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets as of March 31, 2020.

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2019 and 2018

(In thousands)

	2019	2018
ASSETS
Debt securities, available-for-sale, at fair value (amortized cost; $150 in 2019 and $150 in 2018)	$1,024	$786
Cash and cash equivalents	19,637	10,159
Investment in subsidiaries	358,436	344,904
Deferred federal income taxes	1,053	442
Federal income tax recoverable	5,904	6,133
Other assets	21,278	3,784
Total assets	$407,332	$366,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $942 in 2019)	$49,058	$—
Revolving credit facility payable	—	30,000
Subordinated debt securities (less unamortized debt issuance cost of $846 in 2019 and $898 in 2018)	55,856	55,804
Accounts payable and other accrued expenses	39,136	24,872
Total liabilities	144,050	110,676

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2019 and in 2018	3,757	3,757
Additional paid-in capital	123,468	123,168
Retained earnings	160,570	161,195
Accumulated other comprehensive income (loss)	688	(6,660)
Treasury stock (2,749,738 shares in 2019 and 2,846,131 in 2018), at cost	(25,201)	(25,928)

Total stockholders’ equity	263,282	255,532
Total liabilities and stockholders’ equity	$407,332	$366,208

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2019 and 2018

(In thousands)

	2019	2018
Investment income, net of expenses	$47	$290
Dividend income from subsidiaries	15,500	5,525
Net realized gains	830	—
Management fee income	16,044	14,736
Total revenues	32,421	20,551

Operating expenses	14,185	11,395
Interest expense	5,410	4,545

Total expenses	19,595	15,940

Income before equity in undistributed earnings of subsidiaries and income tax benefit	12,826	4,611

Income tax benefit	(732)	(306)

Income before equity in undistributed earnings of subsidiaries	13,558	4,917
Equity in undistributed share of (loss) earnings in subsidiaries	(14,183)	5,430

Net (loss) income	$(625)	$10,347

Comprehensive income	$6,723	$5,827

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

(In thousands)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(625)	$10,347

Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization expense	381	377
Deferred income tax (benefit) expense	(611)	51
Net realized gains	(830)	—
Undistributed share of loss (earnings) of subsidiaries	14,183	(5,430)
Change in current federal income tax payable (recoverable)	229	(2,219)
Change in all other liabilities	994	(3,075)
Change in all other assets	(2,339)	(466)
Net cash provided by (used in) operating activities	11,382	(415)

Cash flows from investing activities:
Purchases of property and equipment	(1,211)	(55)
Purchase of investment securities	(1,259)	—
Maturities, sales and redemptions of investment securities	1,405	—
Capital contribution to subsidiaries	(20,000)	—
Net cash used in investing activities	(21,065)	(55)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	1,520	242
Payment of revolving credit facility	(30,000)	—
Payment of debt issuance costs	(979)	—
Proceeds from senior unsecured note offering	50,000	—
Purchase of treasury shares	(1,380)	(1,807)
Net cash used provided by (used in) financing activities	19,161	(1,565)

Increase (decrease) in cash and cash equivalents	9,478	(2,035)
Cash and cash equivalents at beginning of year	10,159	12,194
Cash and cash equivalents at end of year	$19,637	$10,159

Supplemental cash flow information:
Interest paid	$4,289	$4,842

Income taxes (recovered) paid	$(448)	$1,996

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
		Benefits,
		Losses,		Other			Benefits,	Amortization
	Deferred	Claims, and		Policy			Claims,	of Deferred
	Policy	Loss		Claims and		Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2019
Specialty Commercial Segment	$14,108	$520,117	$321,047	$—	$292,588	$15,856	$248,781	$(38,274)	$68,545	$350,047
Standard Commercial Segment	4,530	72,208	44,032	—	63,970	3,879	50,036	9,730	18,275	62,892
Personal Segment	4,356	28,030	23,847	—	80,319	1,139	63,348	15,858	25,058	83,613
Corporate	—	—	—	—	—	(270)	—	—	14,185	—
Consolidated	$22,994	$620,355	$388,926	$—	$436,877	$20,604	$362,165	$(12,686)	$126,063	$496,552

2018
Specialty Commercial Segment	$5,637	$429,741	$234,563	$—	$258,186	$19,302	$194,268	$21,133	$52,071	$251,731
Standard Commercial Segment	5,212	74,677	40,813	—	72,321	3,736	39,396	13,415	22,825	69,222
Personal Segment	3,442	22,829	22,685	—	32,580	1,185	22,364	2,888	15,420	42,845
Corporate	—	—	—	—	—	(5,991)	—	—	11,396	—
Consolidated	$14,291	$527,247	$298,061	$—	$363,087	$18,232	$256,028	$37,436	$101,712	$363,798

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to	Assumed from	Net Amount	Percentage of Amount
		Other Companies	Other Companies		Assumed to Net

Year Ended December 31, 2019
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	748,203	(316,089)	4,763	436,877	1.00%
Title Insurance	—	—	—	—
Total premiums	$748,203	$(316,089)	$4,763	$436,877	1.00%

Year Ended December 31, 2018
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	639,437	(278,509)	2,159	363,087	0.59%
Title Insurance	—	—	—	—
Total premiums	$639,437	$(278,509)	$2,159	$363,087	0.59%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Reserves for
		Unpaid					Claims and Claim
	Deferred	Claims and	Discount if				Adjustment Expenses		Amortization of	Paid Claims
	Policy	Claim	any,			Net	Incurred Related to		Deferred Policy	and Claims	Net
Affiliation With	Acquisition	Adjustment	Deducted In	Unearned	Earned	Investment	(1) Current	(2) Prior	Acquisitions	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
(a) Consolidated property-casualty Entities
2019	$22,994	$620,355	$—	$388,926	$436,877	$20,604	$301,265	$60,900	$(12,686)	$319,945	$496,522
2018	$14,291	$527,247	$—	$298,061	$363,087	$18,232	$250,075	$5,953	$37,436	$322,985	$363,798

See accompanying report of independent registered public accounting firm.