Form 10-Q
period 2020-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2020-07-24
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share –18,141,496 shares outstanding as of July 23, 2020.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $597,170 in 2020 and $569,498 in 2019)	$589,383	$574,279
Equity securities (cost; $19,783 in 2020 and $71,895 in 2019)	14,139	99,215
Other investments (cost; $3,763 in 2020 and $3,763 in 2019)	168	2,169
Total investments	603,690	675,663

Cash and cash equivalents	67,165	53,336
Restricted cash	1,732	1,612
Ceded unearned premiums	151,296	164,221
Premiums receivable	140,220	148,288
Accounts receivable	3,812	4,286
Receivable for securities	16,282	12,581
Reinsurance recoverable	364,470	315,466
Deferred policy acquisition costs	25,587	22,994
Goodwill	—	44,695
Intangible assets, net	3,173	5,087
Federal income tax recoverable	9,467	8,995
Deferred federal income taxes, net	9,577	2,185
Prepaid expenses	5,373	2,603
Other assets	31,326	33,262
Total assets	$1,433,170	$1,495,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $917 in 2020 and $942 in 2019)	$49,083	$49,058
Subordinated debt securities (less unamortized debt issuance cost of $834 in 2020 and $846 in 2019)	55,868	55,856
Reserves for unpaid losses and loss adjustment expenses	653,490	620,355
Unearned premiums	378,573	388,926
Reinsurance balances payable	57,953	59,274
Pension liability	1,305	1,388
Payable for securities	104	1,648
Accounts payable and other accrued expenses	48,348	55,487
Total liabilities	1,244,724	1,231,992
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2020 and 2019	3,757	3,757
Additional paid-in capital	122,718	123,468
Retained earnings	96,260	160,570
Accumulated other comprehensive (loss) income	(9,257)	688
Treasury stock (2,731,335 shares in 2020 and 2,749,738 in 2019), at cost	(25,032)	(25,201)
Total stockholders’ equity	188,446	263,282
Total liabilities and stockholders’ equity	$1,433,170	$1,495,274

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Gross premiums written	$201,589	$187,316
Ceded premiums written	(75,084)	(69,913)
Net premiums written	126,505	117,403
Change in unearned premiums	(2,572)	(18,373)
Net premiums earned	123,933	99,030

Investment income, net of expenses	4,458	5,111
Investment (losses) gains, net	(29,330)	11,937
Finance charges	1,644	1,734
Commission and fees	324	293
Other income	19	16

Total revenues	101,048	118,121

Losses and loss adjustment expenses	93,405	70,087
Operating expenses	29,148	27,246
Interest expense	1,468	1,253
Impairment of goodwill and other intangible assets	45,996	—
Amortization of intangible assets	617	617

Total expenses	170,634	99,203

(Loss) income before tax	(69,586)	18,918
Income tax (benefit) expense	(5,276)	3,893
Net (loss) income	$(64,310)	$15,025

Net (loss) income per share:
Basic	$(3.55)	$0.83
Diluted	$(3.55)	$0.83

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(64,310)	$15,025
Other comprehensive (loss) income:
Change in net actuarial gain	34	35
Tax effect on change in net actuarial gain	(7)	(7)
Unrealized holding (losses) gains arising during the period	(6,987)	7,773
Tax effect on unrealized holding losses (gains) arising during the period	1,467	(1,632)
Reclassification adjustment for gains included in net income	(5,636)	(4,141)
Tax effect on reclassification adjustment for gains included in net income	1,184	870
Other comprehensive (loss) income, net of tax	(9,945)	2,898
Comprehensive (loss) income	$(74,255)	$17,923

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2020	2019
Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,468	123,168
Equity based compensation	(581)	57
Shares issued under employee benefit plans	(169)	(587)
Balance, end of period	122,718	122,638

Retained Earnings
Balance, beginning of period	160,570	161,195
Net (loss) income	(64,310)	15,025
Balance, end of period	96,260	176,220

Accumulated Other Comprehensive Income
Balance, beginning of period	688	(6,660)
Additional minimum pension liability, net of tax	27	28
Unrealized holding (losses) gains arising during period, net of tax	(5,520)	6,141
Reclassification adjustment for gains included in net income, net of tax	(4,452)	(3,271)
Balance, end of period	(9,257)	(3,762)

Treasury Stock
Balance, beginning of period	(25,201)	(25,928)
Acquisition of treasury stock	—	(1,380)
Shares issued under employee benefit plans	169	2,107
Balance, end of period	(25,032)	(25,201)

Total Stockholders' Equity	$188,446	$273,652

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(64,310)	$15,025

Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization expense	1,377	1,283
Deferred federal income taxes (benefit) expense	(4,804)	2,486
Investment losses (gains), net	29,330	(11,937)
Share-based payments (benefit) expense	(581)	57
Impairment of goodwill and other intangibles	45,996	—
Change in ceded unearned premiums	12,925	232
Change in premiums receivable	8,068	(12,247)
Change in accounts receivable	474	(232)
Change in deferred policy acquisition costs	(2,593)	(4,934)
Change in reserves for losses and loss adjustment expenses	33,135	2,979
Change in unearned premiums	(10,353)	18,140
Change in reinsurance recoverable	(49,004)	(16,619)
Change in reinsurance balances payable	(1,321)	1,353
Change in federal income tax recoverable	(472)	1,407
Change in all other liabilities	(7,185)	(553)
Change in all other assets	(524)	1,600
Net cash used in operating activities	(9,842)	(1,960)
Cash flows from investing activities:
Purchases of property and equipment	(433)	(1,847)
Purchases of investment securities	(144,398)	(43,841)
Maturities, sales and redemptions of investment securities	168,622	75,849
Net cash provided by investing activities	23,791	30,161
Cash flows from financing activities:
Proceeds from exercise of employee stock options	—	1,520
Purchase of treasury shares	—	(1,380)
Net cash provided by financing activities	—	140
Increase in cash and cash equivalents and restricted cash	13,949	28,341
Cash and cash equivalents and restricted cash at beginning of period	54,948	40,471
Cash and cash equivalents and restricted cash at end of period	$68,897	$68,812

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, the “Company”, “we,” “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services.

We market, distribute, underwrite and service our property/casualty insurance products primarily through business units organized by products and distribution channel. Our business units are supported by our insurance company subsidiaries.  Our Commercial Auto business unit offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs.  Our Commercial Accounts business unit offers package and monoline property/casualty and occupational accident insurance products. Effective June 1, 2016 we ceased marketing new or renewal occupational accident policies.  Our former Workers Compensation operating unit specialized in small and middle market workers compensation business. Effective July 1, 2015, we no longer market or retain any risk on new or renewal workers compensation policies. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2020 and 2019 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carried value of $49.1 million and a fair value of $47.7 million as of March 31, 2020.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value

Subordinated Debt Securities:  Our trust preferred securities had a carried value of $55.9 million and a fair value of $28.9 million as of March 31, 2020. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

We are also involved in the normal course of business with variable interest entities primarily as a passive investor in mortgage-backed securities and certain collateralized corporate bank loans issued by third-party variable interest entities. The maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the consolidated balance sheets.

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

Adoption of New Accounting Pronouncements

On August 28, 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement” (Topic 820), which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements.  The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. As the amendments are only disclosure related, our financial statements were not materially impacted by this update.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (Topic 350). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this guidance did not have a material effect on the Company’s results of operations, financials position or liquidity.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We adopted the standard on its effective date of January 1, 2019. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. As of March 31, 2020, $15.5 million of right-of-use assets and $17.2 million of lease liabilities for operating leases were included in the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update.

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

3. Acquisitions, Goodwill and Intangible Assets

In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020  indicated the impairment of the goodwill and indefinite-lived intangible assets included in its balance sheet.  As a result, the Company took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets as of March 31, 2020.

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

Level 2 investment securities include corporate bonds, collateralized corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third-party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. We have not adjusted any prices received from third-party pricing sources. There were no transfers between Level 1 and Level 2 securities.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$155,287	$-	$155,287
Corporate bonds	—	298,563	278	298,841
Collateralized corporate bank loans	—	57,164	-	57,164
Municipal bonds	—	70,528	-	70,528
Mortgage-backed	—	7,563	-	7,563
Total debt securities	—	589,105	278	589,383
Total equity securities	14,139	—	—	14,139
Total other investments	168	—	—	168
Total investments	$14,307	$589,105	$278	$603,690

	As of December 31, 2019
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$66,600	$—	$66,600
Corporate bonds	—	300,486	339	300,825
Collateralized corporate bank loans	—	115,757	—	115,757
Municipal bonds	—	83,270	—	83,270
Mortgage-backed	—	7,827	—	7,827
Total debt securities	—	573,940	339	574,279
Total equity securities	99,215	—	—	99,215
Total other investments	2,169	—	—	2,169
Total investments	$101,384	$573,940	$339	$675,663

Due to significant unobservable inputs into the valuation model for one corporate bond as of March 31, 2020 and December 31, 2019, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. Significant changes in the unobservable inputs in the fair value measurement of this corporate bond could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020 and 2019 (in thousands):

Beginning balance as of January 1, 2020	$339
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized losses included in net income	(61)
Net gain included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of March 31, 2020	$278

Beginning balance as of January 1, 2019	$291
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	—
Net gains included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of March 31, 2019	$291

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
As of March 31, 2020
U.S. Treasury securities and obligations of U.S. Government	$154,303	$1,011	$(27)	$155,287
Corporate bonds	302,433	1,357	(4,949)	298,841
Collateralized corporate bank loans	62,993	-	(5,829)	57,164
Municipal bonds	69,876	719	(67)	70,528
Mortgage-backed	7,565	87	(89)	7,563
Total debt securities	597,170	3,174	(10,961)	589,383
Total equity securities	19,783	1,789	(7,433)	14,139
Total other investments	3,763	—	(3,595)	168
Total investments	$620,716	$4,963	$(21,989)	$603,690

As of December 31, 2019
U.S. Treasury securities and obligations of U.S. Government	$66,441	$162	$(3)	$66,600
Corporate bonds	297,601	3,387	(163)	300,825
Collateralized corporate bank loans	115,669	556	(468)	115,757
Municipal bonds	81,787	1,531	(48)	83,270
Mortgage-backed	8,000	46	(219)	7,827
Total debt securities	569,498	5,682	(901)	574,279
Total equity securities	71,895	35,028	(7,708)	99,215
Total other investments	3,763	—	(1,594)	2,169
Total investments	$645,156	$40,710	$(10,203)	$675,663

Major categories of net investment (losses) gains on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
U.S. Treasury securities and obligations of U.S. Government	$—	$—
Corporate bonds	55	23
Collateralized corporate bank loans	(148)	17
Municipal bonds	1,420	4,101
Mortgage-backed	—	—
Equity securities	4,309	—
Gain on investments	5,636	4,141
Unrealized (losses) gains on other investments	(2,001)	36
Unrealized (losses) gains on equity investments	(32,965)	7,760
Investment (losses) gains, net	$(29,330)	$11,937

We realized gross gains on investments of $20.4 million and $4.2 million during the three months ended March 31, 2020 and 2019, respectively. We realized gross losses on investments of $14.8 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. We had proceeds from the sale of investment securities of $100.8 million during the three months ended March 31, 2020. We had no proceeds from the sale of investment securities during the three months ended March 31, 2019. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$110,938	$(27)	$—	$—	$110,938	$(27)
Corporate bonds	174,415	(4,927)	1,331	(22)	175,746	(4,949)
Collateralized corporate bank loans	51,030	(4,664)	6,133	(1,165)	57,163	(5,829)
Municipal bonds	6,178	(44)	1,721	(23)	7,899	(67)
Mortgage-backed	2,457	(83)	14	(6)	2,471	(89)
Total debt securities	345,018	(9,745)	9,199	(1,216)	354,217	(10,961)
Total equity securities	10,924	(4,208)	1,160	(3,225)	12,084	(7,433)
Total other investments	—	—	168	(3,595)	168	(3,595)
Total investments	$355,942	$(13,953)	$10,527	$(8,036)	$366,469	$(21,989)

	As of December 31, 2019
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$5,513	$(3)	$5,513	$(3)
Corporate bonds	27,268	(144)	1,150	(19)	28,418	(163)
Collateralized corporate bank loans	9,000	(41)	10,228	(427)	19,228	(468)
Municipal bonds	4,808	(29)	1,618	(19)	6,426	(48)
Mortgage-backed	1,712	(101)	562	(118)	2,274	(219)
Total debt securities	42,788	(315)	19,071	(586)	61,859	(901)
Total equity securities	10,905	(2,363)	6,093	(5,345)	16,998	(7,708)
Total other investments	—	—	2,169	(1,594)	2,169	(1,594)
Total investments	$53,693	$(2,678)	$27,333	$(7,525)	$81,026	$(10,203)

We had a total of 167 debt securities with an unrealized loss, of which 150 were in an unrealized loss position for less than one year and 17 were in an unrealized loss position for a period of one year or greater, as of March 31, 2020.  We held a total of 61 debt securities with an unrealized loss, of which 41 were in an unrealized loss position for less than one year and 20 were in an unrealized loss position for a period of one year or greater, as of December 31, 2019. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at March 31, 2020 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-

than-temporary impairments and it is determined that the decline is other-than-temporary. We did not recognize an impairment loss during the three months ended March 31, 2020 or 2019.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.  During the three months ended March 31, 2020 we did not dispose of previously impaired securities.  During the three months ended March 31, 2019 we disposed of six previously impaired securities and recognized a realized gain of $4.1 million.

Equity Investments: On January 1, 2018, we adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825).” ASU 2016-01 requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income each reporting period.  As a result of this standard, equity securities with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

Details regarding the carrying value of the other investments portfolio as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	2020	2019
Investment Type
Equity warrant	$168	$2,169
Total other investments	$168	$2,169

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at March 31, 2020 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$212,895	$213,273
Due after one year through five years	319,397	314,222
Due after five years through ten years	38,117	35,813
Due after ten years	19,196	18,512
Mortgage-backed	7,565	7,563
	$597,170	$589,383

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $22.2 million and $28.9 million at March 31, 2020 and December 31, 2019, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	March 31,	March 31,
	2020	2019
Balance at January 1	$620,355	$527,247
Less reinsurance recoverable	272,604	221,716
Net balance at January 1	347,751	305,531

Incurred related to:
Current year	84,846	70,153
Prior years	8,559	(66)
Total incurred	93,405	70,087

Paid related to:
Current year	14,525	12,633
Prior years	80,888	60,581
Total paid	95,413	73,214

Net balance at March 31	345,743	302,404
Plus reinsurance recoverable	307,747	227,822
Balance at March 31	$653,490	$530,226

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	March 31,
	2020	2019
Specialty Commercial Segment	$3,153	$1,926
Standard Commercial Segment	125	(1,805)
Personal Segment	5,281	(187)
Corporate	—	—
Total unfavorable (favorable) net prior year development	$8,559	$(66)

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended March 31, 2020 and 2019:

Three months ended March 31, 2020:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2017 and prior accident years primarily in the primary commercial automobile liability line of business, partially offset by net favorable development in the primary and excess commercial automobile lines of business in the 2019 and 2018 accident years. Our E&S Casualty business unit experienced net unfavorable development primarily in our primary liability line of business and our E&S package insurance products in the 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2019, 2018 and 2014 accident years. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net unfavorable development primarily in the general liability line of business in the 2018, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2019, 2017 and 2014 accident years primarily in the general liability line of business. Our Commercial Accounts business unit experienced net favorable development in the 2015 accident year, partially offset by net unfavorable development in the 2014 accident year in the occupational accident line of business. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2013 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2019, 2018, 2017 and 2016 accident years, partially offset by favorable development in the 2015 and 2013 and prior accident years. The net development for the first quarter of 2020 was driven predominately by unfavorable development attributable to more recent treaty years where we retain a greater portion of the claims.

Three months ended March 31, 2019:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2017 and prior accident years primarily in the primary commercial automobile liability line of business, partially offset by favorable development in the primary commercial automobile line of business in the 2018 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2017 and prior accident years, partially offset by favorable development in the 2018 accident year. We experienced net unfavorable development in our E&S Property and Aerospace & Programs business units, partially offset by favorable development in our Professional Liability business unit.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2018, 2017, 2015, 2014 and 2013 accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the commercial property line of business in the 2016 accident year and commercial automobile liability in the 2012 and prior accident years. Our Commercial Accounts business unit experienced net favorable development in the 2017 and 2015 accident years in the occupational accident line of business, partially offset by unfavorable development in the 2016 accident year. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.
●	Personal Segment. Net favorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2017, 2015 and 2013 accident years, partially offset by unfavorable development in the 2016, 2014 and 2012 and prior accident years.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of March 31, 2020, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of March 31, 2020, restricted stock units representing the right to receive up to 362,794 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of March 31, 2020.

Stock Options:

Non-qualified stock options outstanding under the 2005 LTIP vest 100% six months after the date of grant and terminate ten years from the date of grant.  The grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and was fully exercised prior to termination in 2019.

A summary of the status of our stock options as of March 31, 2020 and changes during the three months then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2020	14,157	$6.99
Granted	—	—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at March 31, 2020	14,157	$6.99	1.8	$—
Exercisable at March 31, 2020	14,157	$6.99	1.8	$—

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Intrinsic value of options exercised	$—	$845
Cost of share-based payments (non-cash)	$—	$—
Income tax benefit of share-based payments recognized in income	$—	$—

As of March 31, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first three months of 2020 or 2019.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. Restricted stock units vest and, shares of common stock become issuable on March 31 of the third calendar year following the year of grant if performance criteria have been satisfied.

The performance criteria for all restricted stock units require that we achieve certain compound average annual growth rates in book value per share as well as certain average combined ratio percentages over the vesting period in order to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions to our common stockholders, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share” (Topic 260), and are not included in the calculation of basic or diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in  2016, 2017, 2018 and 2019 was , $11.41, $10.20, $10.87 and $18.10 per unit, respectively.  We incurred compensation (benefit) expense of ($581) thousand and $57 thousand related to restricted stock units during the three months ended March 31, 2020 and 2019.  We recorded income tax (expense) benefit of ($122) thousand and $12 thousand related to restricted stock units during the three months ended March 31, 2020 and 2019.

The following table details the status of our restricted stock units as of and for the three months ended March 31, 2020 and 2019:

	Number of Restricted Stock Units
	2020	2019
Nonvested at January 1	353,491	338,897
Granted	—	—
Vested	(18,403)	—
Forfeited	(93,225)	(83,210)
Nonvested at March 31	241,863	255,687

As of March 31, 2020, there was $2.0 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $0.8 million of compensation cost related to unvested restricted stock units, of which $0.3 million is expected to be recognized during the remainder of 2020, $0.4 million is expected to be recognized in 2021 and $0.1 million is expected to be recognized in 2022.

9. Segment Information

The following is business segment information for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	2020	2019
Revenues
Specialty Commercial Segment	$92,120	$67,967
Standard Commercial Segment	17,636	18,373
Personal Segment	22,323	19,483
Corporate	(31,031)	12,298
Consolidated	$101,048	$118,121

Pre-tax income (loss)
Specialty Commercial Segment	$16,292	$7,968
Standard Commercial Segment	716	1,507
Personal Segment	(5,655)	1,573
Corporate	(80,939)	7,870
Consolidated	$(69,586)	$18,918

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
Assets:	2020	2019
Specialty Commercial Segment	$1,031,263	$1,082,804
Standard Commercial Segment	184,155	193,710
Personal Segment	156,691	164,685
Corporate	61,061	54,075
Consolidated	$1,433,170	$1,495,274

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2020 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Ceded earned premiums	$88,009	$70,146
Reinsurance recoveries	$83,594	$48,589

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

12. Subordinated Debt Securities

We issued trust preferred securities through Trust I and Trust II.  These Delaware statutory trusts are sponsored and wholly-owned by Hallmark and each was created solely for the purpose of issuing the trust preferred securities.  Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the junior subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at March 31, 2020	3.99%	3.64%

13. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which restrict Hallmark’s ability to incur additional indebtedness, pay dividends on or acquire its common stock, or make payments on its other securities or indebtedness if any such action would cause the Company’s debt to capital ratio (calculated in accordance with the indenture) to exceed 35%.  Among other things, the indenture also limits Hallmark’s ability to create liens on the stock of, dispose of all or substantially all of the assets of, or permit the merger or consolidation with another entity of any direct or indirect insurance company subsidiary with statutory surplus of at least $50.0 million. Hallmark is in compliance with all of these covenants.

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Deferred	$(15,981)	$(11,676)
Amortized	13,388	6,742
Net	$(2,593)	$(4,934)

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Weighted average shares - basic	18,123	18,056
Effect of dilutive securities	—	137
Weighted average shares - assuming dilution	18,123	18,193

For the three months ended March 31, 2020, 14,157 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  For the three months ended March 31, 2019, all shares of common stock potentially issuable upon the exercise of employee stock options were included in the weighted average number of shares outstanding on a diluted basis.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Interest cost	$89	$113
Amortization of net loss	35	36
Expected return on plan assets	(171)	(149)
Net periodic pension cost	$(47)	$—
Contributed amount	$—	$—

Refer to Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for more discussion of our retirement plans.

17. Income Taxes

Our effective income tax rate for the three months ended March 31, 2020 and 2019 was 7.6% and 20.6%, respectively. The effective rate for the first quarter of 2020 varied from the statutory tax rates primarily due to the non-

deductible impairment of goodwill. The effective tax rate for the first quarter of 2019 varied from the statutory tax rates primarily due to tax exempt interest income.

18. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of March 31,
	2020	2019

Cash and cash equivalents	$67,165	$65,490
Restricted cash	1,732	3,322
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$68,897	$68,812

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Interest paid	$2,241	$1,257

Income taxes (recovered) paid	$—	$—

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$16,282	$2,292

Payable for securities related to investment purchases	$104	$1,503

19. Commitments and Contingencies

As of March 31, 2020, we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

20. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of March 31, 2020 and 2019 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2018	$(3,334)	$(3,326)	$(6,660)
Other comprehensive income:
Change in net actuarial gain	35	—	35
Tax effect on change in net actuarial gain	(7)	—	(7)
Unrealized holding gains arising during the period	—	7,773	7,773
Tax effect on unrealized gains arising during the period	—	(1,632)	(1,632)
Reclassification adjustment for gains included in net income	—	(4,141)	(4,141)
Tax effect on reclassification adjustment for gains included in net income	—	870	870
Other comprehensive income, net of tax	28	2,870	2,898

Balance at March 31, 2019	$(3,306)	$(456)	$(3,762)

Balance at December 31, 2019	$(3,239)	$3,927	$688
Other comprehensive loss:
Change in net actuarial gain	34	—	34
Tax effect on change in net actuarial gain	(7)	—	(7)
Unrealized holding losses arising during the period	—	(6,987)	(6,987)
Tax effect on unrealized holding losses arising during the period	—	1,467	1,467
Reclassification adjustment for gains included in net income	—	(5,636)	(5,636)
Tax effect on reclassification adjustment for gains included in net income	—	1,184	1,184
Other comprehensive loss, net of tax	27	(9,972)	(9,945)
Balance at March 31, 2020	$(3,212)	$(6,045)	$(9,257)

21. Leases

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of 1 to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three-month period ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019

Operating lease cost	$790	$540

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$436	$551

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Other lease information as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31,	December 31,
	2020	2019

Operating lease right-of-use assets	$15,508	$16,044

Operating lease liabilities	$17,166	$17,347

Weighted-average remaining lease term - operating leases	10.5	10.6

Weighted-average discount rate - operating leases	5.87%	5.88%

We incurred $7 thousand in short-term lease payments not included in our lease liability during the three months ended March 31, 2020.

Future minimum lease payments under non-cancellable leases as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019

2020	$2,037	$2,473
2021	2,172	2,172
2022	2,171	2,171
2023	1,885	1,885
2024	1,941	1,941
Thereafter	13,325	13,325
Total future minimum lease payments	$23,531	$23,967

Less imputed interest	$(6,365)	$(6,620)
Total operating lease liability	$17,166	$17,347

22. Subsequent Events:

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

On July 16, 2020, five of the property/casualty insurance subsidiaries of Hallmark, American Hallmark Insurance Company of Texas, Hallmark Specialty Insurance Company, Hallmark Insurance Company, Hallmark County Mutual Insurance Company and Hallmark National Insurance Company (collectively, the “Hallmark Insurers”), entered into a Loss Portfolio Transfer Reinsurance Contract effective as of January 1, 2020 (the “LPT Contract”) with DARAG Bermuda Ltd. (“DARAG Bermuda”) and DARAG Insurance (Guernsey) Limited (“DARAG Guernsey” and, collectively with DARAG Bermuda, the “Reinsurers”).  The LPT Contract is anticipated to close on or before August 31, 2020, subject to regulatory approval and other customary closing conditions.

Pursuant to the LPT Contract, (a) the Hallmark Insurers will  cede to the Reinsurers all existing and future claims for losses occurring on or prior to December 31, 2019 on the binding primary commercial automobile liability insurance policies and the brokerage primary commercial automobile liability insurance policies issued by the Hallmark Insurers (the “Subject Business”) up to an aggregate limit of $240.0 million, with (i) the first layer of $151.2 million in reinsurance provided by DARAG Bermuda, (ii) the Hallmark Insurers retaining a loss corridor of the next $24.9 million in losses on the Subject Business, (iii) DARAG Bermuda reinsuring a second layer of $27.8 million above the first layer and the Hallmark Insurers’ loss corridor, and (iv) DARAG Guernsey reinsuring the top layer of $36.1 million in losses on the Subject Business, in each case net of third-party reinsurance and other recoveries; (b) the Hallmark Insurers will continue to manage and retain the benefit of other third-party reinsurance on the Subject Business; (c) the Hallmark Insurers will pay the Reinsurers a reinsurance premium calculated as $172.9 million less net claims paid prior to the closing date on the subject business; and (d) at closing, the parties will enter into a Trust Agreement and a Services Agreement, the forms of which are exhibits to the LPT Contract .  Pursuant to the LPT Contract and the Trust Agreement, the Reinsurers will initially deposit into a collateral trust account as security for the Reinsurers’ obligations to the Hallmark Insurers the sum of $179.0 million less losses paid from January 1, 2020 through the closing date, which amount is subject to subsequent adjustment to be not less than 120% of the Hallmark Insurers’ net reserves on the Subject Business less any amounts due from third-party reinsurers.  Pursuant to the LPT Contract and the Services Agreement, the Reinsurers will assume responsibility for certain administrative services, including claims handling, for the Subject Business.

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

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

●	Specialty Commercial Segment. Our Specialty Commercial Segment includes our Commercial Auto business unit which offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offers primary and excess liability, excess public entity liability and E&S package and garage liability insurance products and services; our E&S Property business unit which offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit which offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit which offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs.

●	Standard Commercial Segment. Our Standard Commercial Segment includes the package and monoline property/casualty and occupational accident insurance products and services handled by our Commercial Accounts business unit and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the former Workers Compensation operating unit ceased retaining any risk on new or renewal policies.
●	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines business unit.

The retained premium produced by these reportable segments is supported by our American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark Insurance Company (“HIC”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”) insurance subsidiaries. In addition, control and management of Hallmark County Mutual Insurance Company (“HCM”) is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

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

Results of Operations

Management overview. During the three months ended March 31, 2020, our total revenue was $101.0 million, representing a decrease of 14%, from the $118.1 million in total revenue for the same period of 2019. During the three months ended March 31, 2020, our pre-tax loss was $69.6 million, as compared to pre-tax income of $18.9 million reported during the same period the prior year.

The decrease in revenue for the three months ended March 31, 2020 compared to the same period of the prior year was largely due to investment losses of $29.3 million in the first quarter of 2020 compared to investment gains of $11.9 million in the first quarter of 2019. In addition, a decrease in finance charges and net investment income contributed to the decrease in revenue for the three months ended March 31, 2020 as compared to the same period of the prior year. This decrease in revenue was partially offset by increased net premiums earned of $24.9 million and higher commission and fees and other income for the three months ended March 31, 2020 compared to the same period of the prior year.

The pre-tax loss was primarily due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets, as well as decreased revenue. In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.

Further contributing to the increase in pre-tax loss for the three months ended March 31, 2020 were increased losses and loss adjustment expenses (“LAE”) of $23.3 million, due primarily to increased net premiums earned as compared to the same period in 2019, as well as unfavorable prior year loss reserve development. We reported $8.6 million of unfavorable net prior year loss reserve development during the three months ended March 31, 2020 as compared to $0.1 million of favorable net prior year loss reserve development during the same period of 2019.

We reported a net loss of $64.3 million for the three months ended March 31, 2020 as compared to net income of $15.0 million for the same period in 2019. On a diluted basis per share, we reported a net loss of ($3.55) per share for the three months ended March 31, 2020, as compared to net income of $0.83 per share for the same period in 2019. Our effective tax rate was 7.6% for the first three months of 2020 as compared to 20.6% for the same period in 2019. The decrease in the effective tax rate for the first three months in 2020 was due in large part to the non-deductible impairment of goodwill and indefinite-lived intangible assets.

First Quarter 2020 as Compared to First Quarter 2019

The following is additional business segment information for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross premiums written	$149,470	$134,399	$26,376	$25,528	$25,743	$27,389	$—	$—	$201,589	$187,316
Ceded premiums written	(63,964)	(57,361)	(7,463)	(8,103)	(3,657)	(4,449)	—	—	(75,084)	(69,913)
Net premiums written	85,506	77,038	18,913	17,425	22,086	22,940	—	—	126,505	117,403
Change in unearned premiums	1,466	(12,850)	(2,495)	(51)	(1,543)	(5,472)	—	—	(2,572)	(18,373)
Net premiums earned	86,972	64,188	16,418	17,374	20,543	17,468	—	—	123,933	99,030

Total revenues	92,120	67,967	17,636	18,373	22,323	19,483	(31,031)	12,298	101,048	118,121

Losses and loss adjustment expenses	60,883	45,949	11,855	11,651	20,667	12,487	—	—	93,405	70,087

Pre-tax income (loss)	$16,292	$7,968	$716	$1,507	$(5,655)	$1,573	$(80,939)	$7,870	$(69,586)	$18,918

Net loss ratio (1)	70.0%	71.6%	72.2%	67.1%	100.6%	71.5%			75.4%	70.8%
Net expense ratio (1)	17.7%	22.3%	32.5%	30.4%	28.4%	22.2%			22.2%	25.7%
Net combined ratio (1)	87.7%	93.9%	104.7%	97.5%	129.0%	93.7%			97.6%	96.5%

Net (Unfavorable) Favorable Prior Year Development	$(3,153)	$(1,926)	$(125)	$1,805	$(5,281)	$187			$(8,559)	$66

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $149.5 million for the three months ended March 31, 2020, which was $15.1 million, or 11%, more than the $134.4 million reported for the same period of 2019. Net premiums written were $85.5 million for the three months ended March 31, 2020 as compared to $77.0 million for the same period of 2019. The increase in gross and net premiums written was primarily the result of increased premium production in our E&S Casualty, E&S Property, Professional Liability and Aerospace & Programs business units, partially offset by lower gross and net premiums written by our Commercial Auto business unit. In February, 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases.  At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.  During 2019, this contract binding business produced $115.0 million in gross premiums written, which represented 56% of the total primary automobile premium volume of our Commercial Auto business unit.

The $92.1 million of total revenue for the three months ended March 31, 2020 was $24.1 million more than the $68.0 million reported by the Specialty Commercial Segment for the same period in 2019. This increase in revenue was primarily due to higher net premiums earned of $22.8 million due mostly to increased premium production in our E&S Casualty, E&S Property, Professional Liability and Aerospace & Programs business units, as well as higher net premiums earned in our Commercial Auto business unit due to higher premium production in 2019 and the related impact to 2020 net earned premiums. Further contributing to the increase in revenue was higher net investment income of $1.3 million for the three months ended March 31, 2020 as compared to the same period of 2019.

Pre-tax income for the Specialty Commercial Segment of $16.3 million for the first quarter of 2020 was $8.3 million higher than the $8.0 million reported for the same period in 2019. The increase in pre-tax income was primarily the result of the increased revenue discussed above, partially offset by higher losses and loss adjustment expenses of $14.9 million and higher operating expenses of $0.9 million during the three months ended March 31, 2020 as compared to the same period during 2019.

Our Specialty Commercial Segment reported higher losses and LAE as the combined result of (a) a $8.3 million increase in losses and LAE in our Commercial Auto business unit due largely to $6.6 million of unfavorable prior year net loss reserve development recognized during the three months ended March, 31 2020 as compared to $0.3 million of favorable prior year net loss reserve development during the same period of 2019, (b) a $4.0 million increase in losses and LAE in our E&S Casualty business unit due primarily to increased net premiums earned, as well as $0.3 million of unfavorable prior year net loss reserve development during the first quarter of 2020 as compared to $1.0 million of unfavorable prior year net loss reserve development during the first quarter of 2019,  (c) a $1.4 million decrease in losses and LAE in our E&S Property business unit due primarily to lower current accident year non-catastrophe losses as well as favorable net prior year loss reserve development of $2.9 million during the first quarter of 2020 as compared to unfavorable net prior year loss reserve development of $1.0 million during the same period the prior year, partially offset by higher catastrophe losses driven by tornado losses in Nashville, Tennessee during the quarter, (d) a $3.8 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, partially offset by favorable net prior year loss reserve development of $1.0 million during the first quarter of 2020 as compared to favorable net prior year loss reserve development of $0.2 million during the same period the prior year, and (e) a $0.2 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to increased net premiums earned partially offset by lower current accident year loss trends as well as unfavorable net prior year loss reserve development of $0.2 million during the first quarter of 2020 as compared to $0.4 million of unfavorable net prior year loss reserve development during the same period the prior year.

Operating expenses increased $0.9 million primarily as the result of higher production related expenses of $2.1 million, increased professional services of $0.9 million, increased occupancy and other operating expenses of $0.4 million, partially offset by lower salary and related expenses of $2.4 million, primarily due to incentive compensation accrual adjustments, and lower travel and related expenses of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 70.0% for the three months ended March 31, 2020 as compared to 71.6% for the same period in 2019. The gross loss ratio before reinsurance was 86.8% for the three months ended March 31, 2020 as compared to 70.6% for the same period in 2019. The increase in the gross loss ratio was primarily the result of higher gross catastrophe losses. The decrease in the net loss ratio was partially driven by higher ceded losses as compared to the first quarter of 2019 driven by ceded losses to our catastrophe reinsurance treaty related to the Nashville, Tennessee tornado losses. The Specialty Commercial Segment reported $3.2 million of unfavorable prior year net loss reserve development for the three months ended March 31, 2020 as compared to unfavorable prior year net loss reserve development of $1.9 million for the same period of 2019. The Specialty Commercial Segment reported a net expense ratio of 17.7% for the first quarter of 2020 as compared to 22.3% for the same period of 2019. The decrease in the expense ratio was due predominately to lower salary and related expense and higher net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $26.4 million for the three months ended March 31, 2020, which was $0.9 million, or 3%, more than the $25.5 million reported for the same period in 2019. Net premiums written were $18.9 million for the three months ended March 31, 2020 as compared to $17.4 million for the same period in 2019. The increase in the gross and net premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $17.6 million for the three months ended March 31, 2020, was $0.8 million, or 4%, less than the $18.4 million reported for the same period in 2019. This decrease in total revenue was due to lower net premiums earned of $1.0 million due primarily to a quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Commercial Accounts business unit, partially offset by higher net investment income of $0.2 million for the three months ended March 31, 2020 as compared to the same period of 2019.

Our Standard Commercial Segment reported pre-tax income of $0.7 million for the three months ended March 31, 2020 as compared to $1.5 million reported for the same period of 2019. This decrease in pre-tax income was the result of the decreased revenue discussed above and higher loss and loss adjustment expense of $0.2 million, partially offset by lower operating expenses of $0.2 million. Reduced operating expenses were primarily the result of lower production related expenses of $0.4 million, partially offset by higher salary and related expenses of $0.1 million and higher professional services of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 72.2% for the three months ended March 31, 2020 as compared to 67.1% for the same period of 2019. The gross loss ratio before reinsurance for the three months ended March 31, 2020 was 65.5% as compared to 68.1% reported for the same period of 2019. The decrease in the gross loss ratio was due primarily to lower current accident year loss trends. The increase in the net loss ratio was due to unfavorable net loss reserve development of $0.1 million during the three months ended March 31, 2020 as compared to favorable net loss reserve development of $1.8 million during the same period of 2019. The Standard Commercial Segment reported a net expense ratio of 32.5% for the first quarter of 2020 as compared to 30.4% for the same period of 2019. The increase in the expense ratio was primarily due to the impact of lower net premiums earned in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $25.7 million for the three months ended March 31, 2020 as compared to $27.4 million for the same period in the prior year. Net premiums written for our Personal Segment were $22.1 million in the first quarter of 2020, which was a decrease of $0.8 million from the $22.9 million reported for the first quarter of 2019. The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $22.3 million for the first quarter of 2020 as compared to $19.5 million for the same period in 2019. The increase in revenue was due to an increase in net premiums earned of $3.1 million driven by increased retention beginning during the fourth quarter of 2018, partially offset by lower investment income of $0.2 million and lower finance charges of $0.1 million during the first quarter of 2020 as compared to the same period during 2019.

Pre-tax loss for the Personal Segment was $5.7 million for the three months ended March 31, 2020 as compared to pre-tax income of $1.6 million for the same period of 2019. The pre-tax loss was primarily the result of increased losses and LAE of $8.2 million and increased operating expenses of $1.9 million, partially offset by increased revenue discussed above for the three months ended March 31, 2020 as compared to the same period during 2019.

The Personal Segment reported a net loss ratio of 100.6% for the three months ended March 31, 2020 as compared to 71.5% for the same period of 2019. The gross loss ratio before reinsurance was 80.5% for the three months ended March 31, 2020 as compared to 70.8% for the same period in 2019. The higher gross and net loss ratios for the three months ended March 31, 2020 was primarily the result of $5.3 million net unfavorable prior year loss reserve development during the first quarter of 2020 as compared to net favorable prior year loss reserve development of $0.2 million during the first quarter of 2019 as well as higher current accident year loss trends. The net development for the first quarter of 2020 was driven predominately by unfavorable development attributable to more recent treaty years where we retain a greater portion of the claims. The Personal Segment reported a net expense ratio of 28.4% for the first quarter of 2020 as compared to 22.2% for the same period of 2019. The increase in the expense ratio was due predominately to higher production related expenses due to increased retention of business effective October 1, 2018.

Corporate

Total revenue for Corporate decreased by $43.3 million for the three months ended March 31, 2020 as compared to the same period the prior year. This decrease in total revenue was due predominately to investment losses of $29.3 million during the first quarter of 2020 as compared to investment gains of $11.9 million reported for the same period of 2019 and lower net investment income of $2.1 million for the three months ended March 31, 2020 as compared to the same period during 2019.

Corporate pre-tax loss was $80.9 million for the three months ended March 31, 2020 as compared to pre-tax income of $7.9 million for the same period of 2019. The pre-tax loss was primarily due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets. In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet. Further contributing to the pre-tax loss was higher interest expense of $0.2 million, as well as the lower revenue discussed above. The pre-tax loss was partially reduced by lower operating expenses of $0.7 million, primarily as a result of decreased salary and related expense, primarily the result of incentive compensation accrual adjustments, partially offset by higher professional services, occupancy and related and other general expenses.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2020, Hallmark had $12.2 million in unrestricted cash and cash equivalents, including $6.0 million held in premium and claim trust accounts. As of that date, our insurance subsidiaries held $55.0 million of unrestricted cash and cash equivalents, as well as $589.4 million in debt securities with an average modified duration of 1.2 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2020, the aggregate ordinary dividend capacity of these subsidiaries is $22.6 million, of which $15.8 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first three months of 2020 and 2019, our insurance company subsidiaries paid $4.0 million and $4.5 million in dividends to Hallmark, respectively. During the first three months of 2020 our insurance subsidiaries paid $1.5 million in managements fees to Hallmark.  During the first three months of 2019 our insurance subsidiaries did not pay management fees to Hallmark.

Comparison of March 31, 2020 to December 31, 2019

On a consolidated basis, our cash (excluding restricted cash) and investments at March 31, 2020 were $670.9 million compared to $729.0 million at December 31, 2019. The primary reasons for this decrease in unrestricted cash and investments were decreases in investment fair values, cash used in operations and net purchases of fixed assets.

Comparison of Three Months Ended March 31, 2020 and March 31, 2019

During the three months ended March 31, 2020, our cash flow used by operations was $9.8 million compared to cash flow used by operations of $2.0 million during the same period the prior year. The increase in cash flow used by operations was driven by an increase in paid claims, the timing of the settlement of reinsurance balances, increased paid operating expenses and higher interest paid, partially offset by increased collected net premiums, higher collected investment income and higher commission and fee income during the three months ended March 31, 2020 as compared to the same period the prior year.

Net cash provided by investing activities during the first three months of 2020 was $23.8 million as compared to net cash provided by investing activities of $30.2 million during the first three months of 2019. The decrease in cash provided by investing activities during the first three months of 2020 was primarily comprised of an increase of $100.6 million in purchases of debt and equity securities, an increase of $92.8 million in maturities, sales and redemptions of investment securities and a $1.4 million decrease in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first three months of 2020. Cash provided by financing activities during the first three months of 2019 was $0.1 million primarily as a result of proceeds from the exercise of employee stock options of $1.5 million, partially offset by $1.4 million in repurchases of our common stock.

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

Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the junior subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at March 31, 2020	3.99%	3.64%

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. Hallmark is in compliance with all of these covenants.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended March 31, 2020.

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: July 23, 2020	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: July 23, 2020	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Financial Officer and Senior Vice President