Form 10-Q
period 2020-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2020-08-10
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share –18,141,496 shares outstanding as of August 10, 2020.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $552,266 in 2020 and $569,498 in 2019)	$553,322	$574,279
Equity securities (cost; $21,249 in 2020 and $71,895 in 2019)	17,949	99,215
Other investments (cost; $3,763 in 2020 and $3,763 in 2019)	295	2,169
Total investments	571,566	675,663

Cash and cash equivalents	126,619	53,336
Restricted cash	1,858	1,612
Ceded unearned premiums	144,169	164,221
Premiums receivable	128,924	148,288
Accounts receivable	5,046	4,286
Receivable for securities	1,304	12,581
Reinsurance recoverable	377,988	315,466
Deferred policy acquisition costs	23,110	22,994
Goodwill	—	44,695
Intangible assets, net	2,556	5,087
Federal income tax recoverable	9,258	8,995
Deferred federal income taxes, net	9,031	2,185
Prepaid expenses	3,654	2,603
Other assets	29,313	33,262
Total assets	$1,434,396	$1,495,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $893 in 2020 and $942 in 2019)	$49,107	$49,058
Subordinated debt securities (less unamortized debt issuance cost of $820 in 2020 and $846 in 2019)	55,882	55,856
Reserves for unpaid losses and loss adjustment expenses	670,936	620,355
Unearned premiums	354,837	388,926
Reinsurance balances payable	55,818	59,274
Pension liability	1,223	1,388
Payable for securities	3	1,648
Accounts payable and other accrued expenses	44,418	55,487
Total liabilities	1,232,224	1,231,992
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2020 and 2019	3,757	3,757
Additional paid-in capital	122,729	123,468
Retained earnings	102,961	160,570
Accumulated other comprehensive (loss) income	(2,243)	688
Treasury stock (2,731,335 shares in 2020 and 2,749,738 in 2019), at cost	(25,032)	(25,201)
Total stockholders’ equity	202,172	263,282
Total liabilities and stockholders’ equity	$1,434,396	$1,495,274

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross premiums written	$183,644	$218,236	$385,233	$405,552
Ceded premiums written	(74,657)	(94,393)	(149,741)	(164,306)
Net premiums written	108,987	123,843	235,492	241,246
Change in unearned premiums	16,609	(17,344)	14,037	(35,717)
Net premiums earned	125,596	106,499	249,529	205,529

Investment income, net of expenses	3,196	5,412	7,654	10,523
Investment gains (losses), net	2,058	6,817	(27,272)	18,754
Finance charges	1,528	1,797	3,172	3,531
Commission and fees	260	364	584	657
Other income	14	14	33	30

Total revenues	132,652	120,903	233,700	239,024

Losses and loss adjustment expenses	94,873	73,226	188,278	143,313
Operating expenses	30,259	29,336	59,407	56,582
Interest expense	1,320	1,240	2,788	2,493
Impairment of goodwill and other intangible assets	—	—	45,996	—
Amortization of intangible assets	617	617	1,234	1,234

Total expenses	127,069	104,419	297,703	203,622

Income (loss) before tax	5,583	16,484	(64,003)	35,402
Income tax (benefit) expense	(1,118)	3,455	(6,394)	7,348
Net income (loss)	6,701	13,029	(57,609)	28,054

Net income (loss) per share:
Basic	$0.37	$0.72	$(3.18)	$1.55
Diluted	$0.37	$0.71	$(3.18)	$1.54

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$6,701	$13,029	$(57,609)	$28,054
Other comprehensive income (loss):
Change in net actuarial gain	35	37	69	72
Tax effect on change in net actuarial gain	(7)	(8)	(14)	(15)
Unrealized holding gains arising during the period	8,430	3,460	1,443	11,233
Tax effect on unrealized holding gains arising during the period	(1,771)	(727)	(304)	(2,359)
Reclassification adjustment for losses (gains) included in net income (loss)	414	(60)	(5,222)	(4,201)
Tax effect on reclassification adjustment for (losses) gains included in net income (loss)	(87)	13	1,097	883
Other comprehensive income (loss), net of tax	7,014	2,715	(2,931)	5,613
Comprehensive income (loss)	$13,715	$15,744	$(60,540)	$33,667

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,718	122,638	123,468	123,168
Equity based compensation	11	140	(570)	197
Shares issued under employee benefit plans	—	—	(169)	(587)
Balance, end of period	122,729	122,778	122,729	122,778

Retained Earnings
Balance, beginning of period	96,260	176,220	160,570	161,195
Net income (loss)	6,701	13,029	(57,609)	28,054
Balance, end of period	102,961	189,249	102,961	189,249

Accumulated Other Comprehensive Income
Balance, beginning of period	(9,257)	(3,762)	688	(6,660)
Additional minimum pension liability, net of tax	28	29	55	57
Unrealized holding gains arising during period, net of tax	6,659	2,733	1,139	8,874
Reclassification adjustment for losses (gains) included in net income, net of tax	327	(47)	(4,125)	(3,318)
Balance, end of period	(2,243)	(1,047)	(2,243)	(1,047)

Treasury Stock
Balance, beginning of period	(25,032)	(25,201)	(25,201)	(25,928)
Acquisition of treasury stock	—	—	—	(1,380)
Shares issued under employee benefit plans	—	—	169	2,107
Balance, end of period	(25,032)	(25,201)	(25,032)	(25,201)

Total Stockholders' Equity	$202,172	$289,536	$202,172	$289,536

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(57,609)	$28,054

Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization expense	2,818	2,626
Deferred federal income taxes (benefit) expense	(6,122)	3,634
Investment losses (gains), net	27,272	(18,754)
Share-based payments (benefit) expense	(570)	197
Impairment of goodwill and other intangibles	45,996	—
Change in ceded unearned premiums	20,052	(17,852)
Change in premiums receivable	19,364	(24,896)
Change in accounts receivable	(760)	287
Change in deferred policy acquisition costs	(116)	(6,017)
Change in reserves for losses and loss adjustment expenses	50,581	24,296
Change in unearned premiums	(34,089)	53,569
Change in reinsurance recoverable	(62,522)	(48,126)
Change in reinsurance balances (recoverable) payable	(3,456)	6,649
Change in federal income tax (recoverable) payable	(263)	866
Change in all other liabilities	(11,159)	(2,708)
Change in all other assets	3,623	4,860
Net cash (used in) provided by operating activities	(6,960)	6,685
Cash flows from investing activities:
Purchases of property and equipment	(1,122)	(2,447)
Purchases of investment securities	(153,708)	(97,292)
Maturities, sales and redemptions of investment securities	235,319	123,599
Net cash provided by investing activities	80,489	23,860
Cash flows from financing activities:
Proceeds from exercise of employee stock options	—	1,520
Purchase of treasury shares	—	(1,380)
Net cash provided by financing activities	—	140
Increase in cash and cash equivalents and restricted cash	73,529	30,685
Cash and cash equivalents and restricted cash at beginning of period	54,948	40,471
Cash and cash equivalents and restricted cash at end of period	$128,477	$71,156

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

The interim financial data as of June 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.1 million and a fair value of $52.3 million as of June 30, 2020.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $55.9 million and a fair value of $29.3 million as of June 30, 2020. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We adopted the standard on its effective date of January 1, 2019. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. As of June 30, 2020, $15.0 million of right-of-use assets and $16.9 million of lease liabilities for operating leases were included in the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update.

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

3. Acquisitions, Goodwill and Intangible Assets

In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020  indicated the impairment of the goodwill and indefinite-lived intangible assets included in its balance sheet.  As a result, the Company took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020. As of June 30, 2020 there is no goodwill reported on our consolidated balance sheet.

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$155,065	$-	$155,065
Corporate bonds	—	269,000	306	269,306
Collateralized corporate bank loans	—	56,364	-	56,364
Municipal bonds	—	65,326	-	65,326
Mortgage-backed	—	7,261	-	7,261
Total debt securities	—	553,016	306	553,322
Total equity securities	17,949	—	—	17,949
Total other investments	295	—	—	295
Total investments	$18,244	$553,016	$306	$571,566

	As of December 31, 2019
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$66,600	$—	$66,600
Corporate bonds	—	300,486	339	300,825
Collateralized corporate bank loans	—	115,757	—	115,757
Municipal bonds	—	83,270	—	83,270
Mortgage-backed	—	7,827	—	7,827
Total debt securities	—	573,940	339	574,279
Total equity securities	99,215	—	—	99,215
Total other investments	2,169	—	—	2,169
Total investments	$101,384	$573,940	$339	$675,663

Due to significant unobservable inputs into the valuation model for one corporate bond as of June 30, 2020 and December 31, 2019, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. Significant changes in the unobservable inputs in the fair value measurement of this corporate bond could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2020 and 2019 (in thousands):

Beginning balance as of January 1, 2020	$339
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized losses included in net income	(33)
Net gain included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of June 30, 2020	$306

Beginning balance as of January 1, 2019	$291
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	242
Net gains included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of June 30, 2019	$533

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
As of June 30, 2020
U.S. Treasury securities and obligations of U.S. Government	$154,267	$833	$(35)	$155,065
Corporate bonds	266,926	5,992	(3,612)	269,306
Collateralized corporate bank loans	59,409	-	(3,045)	56,364
Municipal bonds	64,540	843	(57)	65,326
Mortgage-backed	7,124	141	(4)	7,261
Total debt securities	552,266	7,809	(6,753)	553,322
Total equity securities	21,249	2,085	(5,385)	17,949
Total other investments	3,763	—	(3,468)	295
Total investments	$577,278	$9,894	$(15,606)	$571,566

As of December 31, 2019
U.S. Treasury securities and obligations of U.S. Government	$66,441	$162	$(3)	$66,600
Corporate bonds	297,601	3,387	(163)	300,825
Collateralized corporate bank loans	115,669	556	(468)	115,757
Municipal bonds	81,787	1,531	(48)	83,270
Mortgage-backed	8,000	46	(219)	7,827
Total debt securities	569,498	5,682	(901)	574,279
Total equity securities	71,895	35,028	(7,708)	99,215
Total other investments	3,763	—	(1,594)	2,169
Total investments	$645,156	$40,710	$(10,203)	$675,663

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$—	$—
Corporate bonds	359	(6)	414	17
Collateralized corporate bank loans	63	21	(85)	38
Municipal bonds	2	46	1,422	4,147
Mortgage-backed	—	(1)	—	(1)
Equity securities	(838)	—	3,471	—
(Loss) gain on investments	(414)	60	5,222	4,201
Unrealized gains (losses) on other investments	127	1,401	(1,874)	1,437
Unrealized gains (losses) on equity investments	2,345	5,356	(30,620)	13,116
Investment gains (losses), net	$2,058	$6,817	$(27,272)	$18,754

We realized gross gains on investments of $1.5 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively and $21.9 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively. We realized gross losses on investments of $1.9 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively and $16.7 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. We recorded proceeds from the sale of investment securities of $6.8 million and $0.1 million during the three months ended June 30, 2020 and 2019 respectively, and $107.6 million and $7.0 million for the six months ended June 30, 2020 or 2019, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$110,942	$(35)	$—	$—	$110,942	$(35)
Corporate bonds	13,422	(3,230)	5,310	(382)	18,732	(3,612)
Collateralized corporate bank loans	50,701	(2,395)	5,663	(650)	56,364	(3,045)
Municipal bonds	2,180	(34)	2,022	(23)	4,202	(57)
Mortgage-backed	-	-	15	(4)	15	(4)
Total debt securities	177,245	(5,694)	13,010	(1,059)	190,255	(6,753)
Total equity securities	10,022	(4,107)	797	(1,278)	10,819	(5,385)
Total other investments	—	—	295	(3,468)	295	(3,468)
Total investments	$187,267	$(9,801)	$14,102	$(5,805)	$201,369	$(15,606)

	As of December 31, 2019
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$5,513	$(3)	$5,513	$(3)
Corporate bonds	27,268	(144)	1,150	(19)	28,418	(163)
Collateralized corporate bank loans	9,000	(41)	10,228	(427)	19,228	(468)
Municipal bonds	4,808	(29)	1,618	(19)	6,426	(48)
Mortgage-backed	1,712	(101)	562	(118)	2,274	(219)
Total debt securities	42,788	(315)	19,071	(586)	61,859	(901)
Total equity securities	10,905	(2,363)	6,093	(5,345)	16,998	(7,708)
Total other investments	—	—	2,169	(1,594)	2,169	(1,594)
Total investments	$53,693	$(2,678)	$27,333	$(7,525)	$81,026	$(10,203)

We had a total of 89 debt securities with an unrealized loss, of which 71 were in an unrealized loss position for less than one year and 18 were in an unrealized loss position for a period of one year or greater, as of June 30, 2020.  We held a total of 61 debt securities with an unrealized loss, of which 41 were in an unrealized loss position for less than one year and 20 were in an unrealized loss position for a period of one year or greater, as of December 31, 2019. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at June 30, 2020 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-

than-temporary impairments and it is determined that the decline is other-than-temporary. We did not recognize an impairment loss during the six months ended June 30, 2020 or 2019.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. During the six months ended June 30, 2020 we did not dispose of previously impaired securities. During the six months ended June 30, 2019 we disposed of six previously impaired securities and recognized a realized gain of $4.1 million.

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

Details regarding the carrying value of the other investments portfolio as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	2020	2019
Investment Type
Equity warrant	$295	$2,169
Total other investments	$295	$2,169

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at June 30, 2020 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$211,915	$213,229
Due after one year through five years	281,761	282,740
Due after five years through ten years	36,751	34,845
Due after ten years	14,715	15,247
Mortgage-backed	7,124	7,261
	$552,266	$553,322

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $22.7 million and $28.9 million at June 30, 2020 and December 31, 2019, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	June 30,	June 30,
	2020	2019
Balance at January 1	$620,355	$527,247
Less reinsurance recoverable	272,604	221,716
Net balance at January 1	347,751	305,531

Incurred related to:
Current year	168,930	141,909
Prior years	19,348	1,404
Total incurred	188,278	143,313

Paid related to:
Current year	38,143	38,563
Prior years	143,967	107,899
Total paid	182,110	146,462

Net balance at June 30	353,919	302,382
Plus reinsurance recoverable	317,017	249,161
Balance at June 30	$670,936	$551,543

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	June 30,
	2020	2019
Specialty Commercial Segment	$12,468	$5,203
Standard Commercial Segment	919	(3,583)
Personal Segment	5,961	(216)
Corporate	—	—
Total unfavorable net prior year development	$19,348	$1,404

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2020 and 2019:

Six months ended June 30, 2020:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2018 and prior accident years both in the primary and excess commercial automobile liability lines of business, partially offset by net favorable development in the excess commercial automobile lines of business in the 2019 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our primary liability line of business and our E&S package insurance products in the 2019, 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2018 and 2014 accident years. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net unfavorable development primarily in the general liability line of business in the 2018, 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2019 and 2014 accident years primarily in the general liability line of business. Our Commercial Accounts business unit experienced net favorable development in the 2016 and 2015 accident years, partially offset by net unfavorable development in the 2017 and 2014 accident years in the occupational accident line of business. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2014 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2019, 2018, 2017 and 2016 accident years, partially offset by favorable development in the 2015 and 2013 and prior accident years. The net development during the six months ended June 30, 2020 was driven predominately by unfavorable development attributable to more recent treaty years where we retain a greater portion of the claims.

Six months ended June 30, 2019:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2017 and prior accident years primarily in the primary commercial automobile liability line of business, partially offset by net favorable development in the primary commercial automobile line of business in the 2018 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2017 and prior accident years, partially offset by net favorable development in the 2018 accident year. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2018, 2017, 2014 and 2012 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the general liability line of business in the 2016 and 2015 accident years. Our Commercial Accounts business unit experienced net favorable development in the 2017 and 2015 accident years in the occupational accident line of business, partially offset by net unfavorable development in the 2016 accident year. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and 2012 and prior accident years.
●	Personal Segment. Net favorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2017, 2015, 2013 and prior accident years, partially offset by unfavorable development in the 2016 and 2014 accident years.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of June 30, 2020, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of June 30, 2020, restricted stock units representing the right to receive up to 362,794 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of June 30, 2020.

Stock Options:

Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  The grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and was fully exercised prior to termination in 2019.

A summary of the status of our stock options as of June 30, 2020 and changes during the six months then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2020	14,157	$6.99
Granted	—	—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at June 30, 2020	14,157	$6.99	1.5	$—
Exercisable at June 30, 2020	14,157	$6.99	1.5	$—

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Intrinsic value of options exercised	$—	$—	$—	$845
Cost of share-based payments (non-cash)	$—	$—	$—	$—
Income tax benefit of share-based payments recognized in income	$—	$—	$—	$—

As of June 30, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first six months of 2020 or 2019.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. Restricted stock units vest and shares of common stock become issuable on March 31 of the third calendar year following the year of grant if performance criteria have been satisfied.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2016, 2017, 2018 and 2019 was $11.41, $10.20, $10.87 and $18.10 per unit, respectively.  We incurred compensation expense (benefit) of $11 thousand and ($570) thousand related to restricted stock units during the three months and six months ended June 30, 2020, respectively.  We incurred compensation expense of $140 thousand and $197 thousand related to restricted stock units during the three months and six months ended June 30, 2019, respectively.  We recorded income tax benefit (expense) of $2 thousand and ($120) thousand related to restricted stock units during the three months and six months ended June 30, 2020, respectively.  We recorded income tax benefit of $29 thousand and $41 thousand related to restricted stock units during the three months and six months ended June 30, 2019, respectively.

The following table details the status of our restricted stock units as of and for the six months ended June 30, 2020 and 2019:

	Number of Restricted Stock Units
	2020	2019
Nonvested at January 1	353,491	338,897
Granted	—	—
Vested	(18,403)	—
Forfeited	(93,225)	(83,210)
Nonvested at June 30	241,863	255,687

As of June 30, 2020, there was $1.7 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $0.5 million of compensation cost related to unvested restricted stock units, of which $0.2 million is expected to be recognized during the remainder of 2020, $0.2 million is expected to be recognized in 2021 and $0.1 million is expected to be recognized in 2022.

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Revenues
Specialty Commercial Segment	$91,124	$73,592	$183,244	$141,559
Standard Commercial Segment	17,096	17,310	34,732	35,683
Personal Segment	22,464	23,116	44,787	42,599
Corporate	1,968	6,885	(29,063)	19,183
Consolidated	$132,652	$120,903	$233,700	$239,024

Pre-tax income (loss)
Specialty Commercial Segment	$5,882	$10,427	$22,174	$18,395
Standard Commercial Segment	802	2,057	1,518	3,564
Personal Segment	1,884	2,441	(3,771)	4,014
Corporate	(2,985)	1,559	(83,924)	9,429
Consolidated	$5,583	$16,484	$(64,003)	$35,402

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
Assets:	2020	2019
Specialty Commercial Segment	$1,032,979	$1,082,804
Standard Commercial Segment	185,933	193,710
Personal Segment	153,259	164,685
Corporate	62,225	54,075
Consolidated	$1,434,396	$1,495,274

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2020 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Ceded earned premiums	$81,784	$76,309	$169,793	$146,455
Reinsurance recoveries	$69,523	$58,975	$153,117	$107,564

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at June 30, 2020	3.56%	3.21%

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

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Deferred	$(8,422)	$(35,871)	$(24,403)	$(47,547)
Amortized	10,899	34,788	24,287	41,530
Net	$2,477	$(1,083)	$(116)	$(6,017)

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Weighted average shares - basic	18,141	18,123	18,132	18,090
Effect of dilutive securities	—	128	—	160
Weighted average shares - assuming dilution	18,141	18,251	18,132	18,250

For the three months and six months ended June 30, 2020, 14,157 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  For the three months and six months ended June 30, 2019, all shares of common stock potentially issuable upon the exercise of employee stock options were included in the weighted average number of shares outstanding on a diluted basis.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest cost	$88	$114	$177	$227
Amortization of net loss	35	36	70	72
Expected return on plan assets	(171)	(150)	(342)	(299)
Net periodic pension cost	$(48)	$—	$(95)	$—
Contributed amount	$—	$—	$—	$—

Refer to Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for more discussion of our retirement plans.

17. Income Taxes

Our effective income tax rate for the six months ended June 30, 2020 and 2019 was 10% and 20.8%, respectively. The effective rate for the six months ended June 30, 2020 varied from the statutory tax rates primarily due to the non-deductible impairment of goodwill. The effective tax rate for the six months ended June 30, 2019 varied from the statutory tax rates primarily due to tax exempt interest income.

18. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of June 30,
	2020	2019

Cash and cash equivalents	$126,619	$67,670
Restricted cash	1,858	3,486
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$128,477	$71,156

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

Interest paid	$2,797	$2,527

Income taxes (recovered) paid	$(9)	$2,848

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$1,304	$2,581

Payable for securities related to investment purchases	$3	$3,167

19. Commitments and Contingencies

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

As of June 30, 2020, we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various other legal proceedings to which we were a party are routine in nature and incidental to our business.

20. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of June 30, 2020 and 2019 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2018	$(3,334)	$(3,326)	$(6,660)
Other comprehensive income:
Change in net actuarial gain	72	—	72
Tax effect on change in net actuarial gain	(15)	—	(15)
Unrealized holding gains arising during the period	—	11,233	11,233
Tax effect on unrealized gains arising during the period	—	(2,359)	(2,359)
Reclassification adjustment for gains included in net income	—	(4,201)	(4,201)
Tax effect on reclassification adjustment for gains included in net income	—	883	883
Other comprehensive income, net of tax	57	5,556	5,613
Balance at June 30, 2019	$(3,277)	$2,230	$(1,047)

Balance at December 31, 2019	$(3,239)	$3,927	$688
Other comprehensive loss:
Change in net actuarial gain	69	—	69
Tax effect on change in net actuarial gain	(14)	—	(14)
Unrealized holding gains arising during the period	—	1,443	1,443
Tax effect on unrealized holding gains arising during the period	—	(304)	(304)
Reclassification adjustment for gains included in net losses	—	(5,222)	(5,222)
Tax effect on reclassification adjustment for gains included in net loss	—	1,097	1,097
Other comprehensive income (loss), net of tax	55	(2,986)	(2,931)
Balance at June 30, 2020	$(3,184)	$941	$(2,243)

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of 1 to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three- and six-month periods ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Operating lease cost	$751	$816	$1,541	$1,356

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$555	$552	$991	$1,103

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—

Other lease information as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30,	December 31,
	2020	2019

Operating lease right-of-use assets	$14,972	$16,044

Operating lease liabilities	$16,862	$17,347

Weighted-average remaining lease term - operating leases	10.4	10.6

Weighted-average discount rate - operating leases	5.87%	5.88%

We incurred $12 thousand in short-term lease payments not included in our lease liability during the six months ended June 30, 2020.

Future minimum lease payments under non-cancellable leases as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019

2020	$1,482	$2,473
2021	2,172	2,172
2022	2,171	2,171
2023	1,885	1,885
2024	1,941	1,941
Thereafter	13,325	13,325
Total future minimum lease payments	$22,976	$23,967

Less imputed interest	$(6,114)	$(6,620)
Total operating lease liability	$16,862	$17,347

22. Subsequent Events:

On July 16, 2020, AHIC, HIC, HSIC, HCM and HNIC (collectively, the “Hallmark Insurers”), entered into a Loss Portfolio Transfer Reinsurance Contract to be effective as of January 1, 2020 (the “LPT Contract”) with DARAG Bermuda Ltd. (“DARAG Bermuda”) and DARAG Insurance (Guernsey) Limited (“DARAG Guernsey” and, collectively with DARAG Bermuda, the “Reinsurers”).  The transactions contemplated by the LPT Contract were consummated on

July 31, 2020.  The Company expects to record a $21.7 million pre-tax charge to earnings during the third quarter of 2020 attributable to the closing of the LPT Contract.

Pursuant to the LPT Contract, (a) the Hallmark Insurers ceded to the Reinsurers all existing and future claims for losses occurring on or prior to December 31, 2019 on the binding primary commercial automobile liability insurance policies and the brokerage primary commercial automobile liability insurance policies issued by the Hallmark Insurers (the “Subject Business”) up to an aggregate limit of $240.0 million, with (i) the first layer of $151.2 million in reinsurance provided by DARAG Bermuda, (ii) the Hallmark Insurers retaining a loss corridor of the next $24.9 million in losses on the Subject Business, (iii) DARAG Bermuda reinsuring a second layer of $27.8 million above the first layer and the Hallmark Insurers’ loss corridor, and (iv) DARAG Guernsey reinsuring the top layer of $36.1 million in losses on the Subject Business, in each case net of third-party reinsurance and other recoveries; (b) the Hallmark Insurers will continue to manage and retain the benefit of other third-party reinsurance on the Subject Business; and (c) the Hallmark Insurers paid the Reinsurers a net reinsurance premium of $92.6  million.  In connection with the closing, the parties also entered into a Services Agreement and a Trust Agreement.  Pursuant to the Services Agreement, DARAG Bermuda assumed responsibility for certain administrative services, including claims handling, for the Subject Business.  Pursuant to the Trust Agreement, the Reinsurers made initial cash deposits in the aggregate amount of $96.7 million into collateral trust accounts with The Bank of New York Mellon, as trustee, to be held as security for the Reinsurers’ obligations to the Hallmark Insurers under the LPT Contract.

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

Results of Operations

Management overview. During the three months ended June 30, 2020, our total revenue was $132.7 million, representing an increase of 10% from the $120.9 million in total revenue for the same period of 2019. During the six months ended June 30, 2020, our total revenue was $233.7 million, representing a decrease of 2% from the $239.0 million in total revenue for the same period of 2019. During the three months ended June 30, 2020, our pre-tax income was $5.6 million, as compared to pre-tax income of $16.5 million reported during the same period the prior year. During the six months ended June 30, 2020, our pre-tax loss was $64.0 million, as compared to pre-tax income of $35.4 million reported during the same period the prior year.

The increase in revenue for the three months ended June 30, 2020 was largely due to higher net premiums earned, partially offset by lower net investment and lower net investment gains compared to the same period of the prior year. The decrease in revenue for the six months ended June 30, 2020 was primarily due to net investment losses of $27.3 million as compared to net investment gains of $18.8 million during the same period of 2019, as well as a decrease in net investment income  for the six months ended June 30, 2020 as compared to the same period of the prior year. This decrease in revenue was partially offset by increased net premiums earned of $44.0 million for the six months ended June 30, 2020 compared to the same period of the prior year.

The decrease in income before tax for the three months ended June 30, 2020 was due primarily to increased losses and loss adjustment expenses (“LAE”) of $21.6 million, as compared to the same period in 2019, partially offset by the increase in revenue. The increase in losses and LAE was due primarily to increased net premiums earned, as well as $10.8 million of unfavorable net prior year loss reserve development during the three months ended June 30, 2020 as compared to $1.5 million during the same periods of 2019. Loss and LAE for the second quarter of 2020 was also impacted by a $4.6 million increase in catastrophe losses as compared to the same period of the prior year, of which $3.7 million was attributable to reserves for COVID-19 claims.

The pre-tax loss during the six months ended June 30, 2020 was primarily due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets, as well as decreased revenue. In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.

Further contributing to the increase in pre-tax loss for the six months ended June 30, 2020 were increased losses and LAE of $45.0 million, due primarily to increased net premiums earned as compared to the same period in 2019, as well as unfavorable prior year loss reserve development. We reported $19.3 million of unfavorable net prior year loss reserve development during the six months ended June 30, 2020 as compared to $1.4 million of unfavorable net prior year loss reserve development during the same period of 2019. Loss and LAE for the first six months of 2020 was also impacted by a $8.6 million increase in catastrophe losses as compared to the same period of the prior year, of which $5.0 million was attributable to reserves for COVID-19 claims.

We reported net income of $6.7 million for the three months ended June 30, 2020 as compared to net income of $13.0 million for the same period in 2019. We reported a net loss of $57.6 million for the six months ended June 30, 2020 as compared to net income of $28.1 million for the same period in 2019. On a diluted basis per share, we reported net income of $0.37 per share for the three months ended June 30, 2020, as compared to net income of $0.71 per share for the same period in 2019. On a diluted basis per share, we reported a net loss of $3.18 per share for the six months ended June 30, 2020, as compared to net income of $1.54 per share for the same period in 2019. Our effective tax rate was 10% for the first six months of 2020 as compared to 20.8% for the same period in 2019. The decrease in the effective tax rate for the first six months in 2020 was due in large part to the non-deductible impairment of goodwill and indefinite-lived intangible assets.

Second Quarter 2020 as Compared to Second Quarter 2019

The following is additional business segment information for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross premiums written	$138,627	$172,940	$23,842	$21,835	$21,175	$23,461	$—	$—	$183,644	$218,236
Ceded premiums written	(64,640)	(83,370)	(7,037)	(7,170)	(2,980)	(3,853)	—	—	(74,657)	(94,393)
Net premiums written	73,987	89,570	16,805	14,665	18,195	19,608	—	—	108,987	123,843
Change in unearned premiums	14,350	(20,216)	(404)	1,611	2,663	1,261	—	—	16,609	(17,344)
Net premiums earned	88,337	69,354	16,401	16,276	20,858	20,869	—	—	125,596	106,499

Total revenues	91,124	73,592	17,096	17,310	22,464	23,116	1,968	6,885	132,652	120,903

Losses and loss adjustment expenses	69,262	48,374	10,775	10,613	14,836	14,239	—	—	94,873	73,226

Pre-tax income (loss)	$5,882	$10,427	$802	$2,057	$1,884	$2,441	$(2,985)	$1,559	$5,583	$16,484

Net loss ratio (1)	78.4%	69.7%	65.7%	65.2%	71.1%	68.2%			75.5%	68.8
Net expense ratio (1)	18.5%	22.1%	34.4%	29.0%	21.0%	23.3%			22.9%	25.7
Net combined ratio (1)	96.9%	91.8%	100.1%	94.2%	92.1%	91.5%			98.4%	94.5

Net (Unfavorable) Favorable Prior Year Development	$(9,315)	$(3,277)	$(794)	$1,778	$(680)	$29			$(10,789)	$(1,470)

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $138.6 million for the three months ended June 30, 2020, which was $34.3 million, or 20%, less than the $172.9 million reported for the same period of 2019. Net premiums written were $74.0 million for the three months ended June 30, 2020 as compared to $89.6 million for the same period of 2019. The decrease in gross and net premiums written was primarily the result of lower premium production in our Commercial Auto business unit, partially offset by increased premium production in our E&S Casualty, E&S Property and Professional Liability business units. In February 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases.  At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.

The $91.1 million of total revenue for the three months ended June 30, 2020 was $17.5 million more than the $73.6 million reported by the Specialty Commercial Segment for the same period in 2019. This increase in revenue was primarily due to higher net premiums earned of $19.0 million due mostly to increased premium production in our E&S Casualty, E&S Property and Professional Liability business units, as well as higher net premiums earned in our Commercial Auto business unit due to higher premium production in 2019 and the related impact to 2020 net earned premiums. The increase in revenue was partially offset by lower net investment income of $1.4 million and lower commission and fees of $0.1 million for the three months ended June 30, 2020 as compared to the same period of 2019.

Pre-tax income for the Specialty Commercial Segment of $5.9 million for the second quarter of 2020 was $4.5 million less than the $10.4 million reported for the same period in 2019. The decrease in pre-tax income was primarily the result of higher losses and LAE $20.9 million and higher operating expenses of $1.1 million, partially offset by the increased revenue discussed above during the three months ended June 30, 2020 as compared to the same period during 2019.

Our Specialty Commercial Segment reported higher losses and LAE as the combined result of (a) a $5.7 million increase in losses and LAE in our Commercial Auto business unit due largely to $7.8 million of unfavorable prior year net loss reserve development recognized during the three months ended June 30, 2020 as compared to $2.8 million of unfavorable prior year net loss reserve development during the same period of 2019, (b) a $1.5 million increase in losses and LAE in our E&S Casualty business unit due primarily to increased net premiums earned, partially offset by negligible prior year net loss reserve development during the second quarter of 2020 as compared to $2.6 million of unfavorable prior year net loss reserve development during the second quarter of 2019,  (c) a $3.9 million increase in losses and LAE in our E&S Property business unit due primarily to higher net premiums earned and unfavorable net prior year loss reserve development of $0.7 million during the second quarter of 2020 as compared to favorable net prior year loss reserve development of $2.1 million during the same period the prior year, (d) a $5.0 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, as well as unfavorable net prior year loss reserve development of $0.6 million during the second quarter of 2020 as compared to negligible net prior year loss reserve development during the same period the prior year, and (e) a $4.8 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher current accident year satellite losses and $0.2 million of unfavorable prior year net loss reserve development during the second quarter of 2020 compared to negligible prior year net loss reserve development during the second quarter of 2019.

Operating expenses increased $1.1 million primarily as the result of higher production related expenses of $1.1 million, increased professional services of $0.5 million and increased occupancy and other operating expenses of $0.1 million , partially offset by lower salary and related expenses of $0.3 million, and lower travel and related expenses of $0.3 million.

The Specialty Commercial Segment reported a net loss ratio of 78.4% for the three months ended June 30, 2020 as compared to 69.7% for the same period in 2019. The gross loss ratio before reinsurance was 82.3% for the three months ended June 30, 2020 as compared to 71.8% for the same period in 2019. The increase in the gross and net loss ratios was primarily due to $9.3 million of unfavorable prior year net loss reserve development for the three months ended June 30, 2020 as compared to unfavorable prior year net loss reserve development of $3.3 million for the same period of 2019. Catastrophe losses of $3.9 million for the three months ended June 30, 2020 as compared to $1.0 million for the same period the prior year also contributed to the increase in the loss ratios. Catastrophe losses during the second quarter of 2020 included $1.9 million of net losses for COVID-19 claims. The Specialty Commercial Segment reported a net expense ratio of 18.5% for the second quarter of 2020 as compared to 22.1% for the same period of 2019. The decrease in the expense ratio was due predominately to higher net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $23.8 million for the three months ended June 30, 2020, which was $2.0 million, or 9%, more than the $21.8 million reported for the same period in 2019. Net premiums written were $16.8 million for the three months ended June 30, 2020 as compared to $14.7 million for the same period in 2019. The increase in the gross and net premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $17.1 million for the three months ended June 30, 2020, was $0.2 million, or 1%, less than the $17.3 million reported for the same period in 2019. This decrease in total revenue was due to lower net investment income of $0.3 million, partially offset by higher net premiums earned of $0.1 million due primarily to increased net premiums written for the three months ended June 30, 2020 as compared to the same period of 2019.

Our Standard Commercial Segment reported pre-tax income of $0.8 million for the three months ended June 30, 2020 as compared to $2.1 million reported for the same period of 2019. This decrease in pre-tax income was the result of the decreased revenue discussed above and higher loss and LAE of $0.2 million and higher operating expenses of $0.9 million. Increased operating expenses were primarily the result of higher production related expenses of $0.7 million, higher salary and related expenses of $0.1 million and higher professional services of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 65.7% for the three months ended June 30, 2020 as compared to 65.2% for the same period of 2019. The gross loss ratio before reinsurance for the three months ended June 30, 2020 was 69.0% as compared to 72.6% reported for the same period of 2019. The decrease in the gross loss ratio was due primarily to lower gross current accident year loss trends. The increase in the net loss ratio was due to higher ceded earned premium during the three months ended June 30, 2020 as compared to the same period the prior year, unfavorable net loss reserve development of $0.8 million during the three months ended June 30, 2020 as compared to favorable net loss reserve development of $1.8 million during the same period of 2019 and catastrophe losses of $2.3 million during the second quarter of 2020 compared to $0.7 million for the same period of the prior year.  Catastrophe losses during the second quarter of 2020 included $1.8 million of net losses for COVID-19 claims. The Standard Commercial Segment reported a net expense ratio of 34.4% for the second quarter of 2020 as compared to 29.0% for the same period of 2019. The increase in the expense ratio was primarily due to higher operating expenses in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $21.2 million for the three months ended June 30, 2020 as compared to $23.5 million for the same period in the prior year. Net premiums written for our Personal Segment were $18.2 million in the second quarter of 2020, which was a decrease of $1.4 million from the $19.6 million reported for the second quarter of 2019. The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $22.5 million for the second quarter of 2020 as compared to $23.1 million for the same period in 2019. The decrease in revenue was primarily  due to lower investment income of $0.4 million and lower finance charges of $0.2 million during the second quarter of 2020 as compared to the same period during 2019, while net premiums earned remained relatively unchanged.

Pre-tax income for the Personal Segment was $1.9 million for the three months ended June 30, 2020 as compared to pre-tax income of $2.4 million for the same period of 2019. The decrease in pre-tax income was primarily the result of increased losses and LAE of $0.6 million and the decreased revenue discussed above, partially offset by decreased operating expenses of $0.7 million for the three months ended June 30, 2020 as compared to the same period during 2019.The decreased operating expenses were primarily the result of lower salary and related expenses of $0.4 million, lower production related expenses of $0.1 million, lower travel and related expenses of $0.1 million and lower occupancy and related expenses of $0.1 million.

The Personal Segment reported a net loss ratio of 71.1% for the three months ended June 30, 2020 as compared to 68.2% for the same period of 2019. The gross loss ratio before reinsurance was 70.9% for the three months ended June 30, 2020 as compared to 75.9% for the same period in 2019. The lower gross loss ratio for the three months ended June 30, 2020 was due to lower gross current accident year loss trends. The higher net loss ratio for the three months ended June 30, 2020 was primarily the result of lower ceded losses as well as $0.7 million net unfavorable prior year loss reserve development during the second quarter of 2020 as compared to negligible net prior year loss reserve development during the second quarter of 2019. The Personal Segment had catastrophe losses of $0.4 million during the second quarter of 2020 compared to $0.3 million for the same period of the prior year.   The Personal Segment reported a net expense ratio of 21.0% for the second quarter of 2020 as compared to 23.3% for the same period of 2019. The decrease in the expense ratio was due predominately to lower operating expenses.

Corporate

Total revenue for Corporate decreased by $4.9 million for the three months ended June 30, 2020 as compared to the same period the prior year. This decrease in total revenue was due predominately to investment gains of $2.1 million during the second quarter of 2020 as compared to investment gains of $6.8 million reported for the same period of 2019, and lower net investment income of $0.2 million for the three months ended June 30, 2020 as compared to the same period during 2019.

Corporate pre-tax loss was $3.0 million for the three months ended June 30, 2020 as compared to pre-tax income of $1.6 million for the same period of 2019. The pre-tax loss for the second quarter of 2020 as compared to pre-tax income for the same period the prior year was primarily due to the lower revenue discussed above as well as higher interest expense of $0.1 million. The pre-tax loss was partially reduced by lower operating expenses of $0.4 million, primarily as a result of decreased salary and related expense, primarily the result of lower incentive compensation expense, partially offset by higher professional services, occupancy and related and other general expenses.

Six Months Ended June 30, 2020 as compared to Six Months Ended June 30, 2019

The following is additional business segment information for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross premiums written	$288,097	$307,339	$50,218	$47,363	$46,918	$50,850	$—	$—	$385,233	$405,552
Ceded premiums written	(128,604)	(140,731)	(14,500)	(15,273)	(6,637)	(8,302)	—	—	(149,741)	(164,306)
Net premiums written	159,493	166,608	35,718	32,090	40,281	42,548	—	—	235,492	241,246
Change in unearned premiums	15,816	(33,066)	(2,899)	1,560	1,120	(4,211)	—	—	14,037	(35,717)
Net premiums earned	175,309	133,542	32,819	33,650	41,401	38,337	—	—	249,529	205,529

Total revenues	183,244	141,559	34,732	35,683	44,787	42,599	(29,063)	19,183	233,700	239,024

Losses and loss adjustment expenses	130,145	94,323	22,630	22,264	35,503	26,726	—	—	188,278	143,313

Pre-tax income (loss)	22,174	18,395	1,518	3,564	(3,771)	4,014	(83,924)	9,429	(64,003)	$35,402

Net loss ratio (1)	74.2%	70.6%	69.0%	66.2%	85.8%	69.7%			75.5%	69.7
Net expense ratio (1)	18.1%	22.2%	32.9%	29.7%	24.7%	22.8%			22.5%	25.7
Net combined ratio (1)	92.3%	92.8%	101.9%	95.9%	110.5%	92.5%			98.0%	95.4

Net (Unfavorable) Favorable Prior Year Development	(12,468)	(5,203)	(919)	3,583	(5,961)	216			(19,348)	(1,404)
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $288.1 million for the six months ended June 30, 2020, which was $19.2 million, or 6%, less than the $307.3 million reported for the same period of 2019. Net premiums written were $159.5 million for the six months ended June 30, 2020 as compared to $166.6 million for the same period of 2019. The decrease in gross and net premiums written was primarily the result of lower premium production in our Commercial Auto business unit, partially offset by increased premium production in our E&S Property, Professional Liability, Aerospace & Programs and E&S Casualty business units. In February 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases. At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.

The $183.2 million of total revenue for the six months ended June 30, 2020 was $41.7 million more than the $141.5 million reported by the Specialty Commercial Segment for the same period in 2019. This increase in revenue was primarily due to higher net premiums earned of $41.8 million due mostly to increased premium production in our E&S Property, Professional Liability, E&S Casualty and Aerospace & Programs business units, as well as higher net premiums earned in our Commercial Auto business unit due to higher premium production in 2019 and the related impact to 2020 net earned premiums. The increase in revenue was partially offset by lower commission and fees of $0.1 million for the six months ended June 30, 2020 as compared to the same period of 2019.

Pre-tax income for the Specialty Commercial Segment of $22.2 million during the six months ended June 30, 2020 was $3.8 million more than the $18.4 million reported for the same period in 2019. The increase in pre-tax income was primarily the result of the increased revenue discussed above, partially offset by higher losses and LAE of $35.8 million and higher operating expenses of $2.1 million during the six months ended June 30, 2020 as compared to the same period during 2019.

Our Specialty Commercial Segment reported higher losses and LAE as the combined result of (a) a $14.0 million increase in losses and LAE in our Commercial Auto business unit due largely to $14.5 million of unfavorable prior year net loss reserve development recognized during the six months ended June 30, 2020 as compared to $2.5 million of unfavorable prior year net loss reserve development during the same period of 2019, (b) a $5.5 million increase in losses and LAE in our E&S Casualty business unit due primarily to increased net premiums earned, partially offset by $0.3 million of unfavorable prior year net loss reserve development during the six months ended June 30, 2020 as compared to $3.6 million of unfavorable prior year net loss reserve development during the same period of 2019,  (c) a $2.6 million increase in losses and LAE in our E&S Property business unit due primarily to higher net premiums earned, partially offset by favorable net prior year loss reserve development of $2.3 million during the six months ended June 30, 2020 as compared to favorable net prior year loss reserve development of $1.1 million during the same period the prior year, (d) a $8.7 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, partially offset by favorable net prior year loss reserve development of $0.4 million during the six months ended June 30, 2020 as compared to favorable net prior year loss reserve development of $0.2 million during the same period the prior year, and (e) a $5.0 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher current accident year satellite losses while $0.4 million of unfavorable prior year net loss reserve development during the second quarter of 2020 was unchanged from the same period of the prior year.

Operating expenses increased $2.1 million primarily as the result of higher production related expenses of $3.2 million, increased professional services of $1.3 million and increased occupancy and other operating expenses of $0.5 million , partially offset by lower salary and related expenses of $2.6 million, due primarily to incentive compensation accrual adjustments reported during the first quarter of 2020, and lower travel and related expenses of $0.3 million.

The Specialty Commercial Segment reported a net loss ratio of 74.2% for the six months ended June 30, 2020 as compared to 70.6% for the same period in 2019. The gross loss ratio before reinsurance was 84.6% for the six months ended June 30, 2020 as compared to 71.3% for the same period in 2019. The increase in the gross and net loss ratios were primarily the result of higher catastrophe losses as well as increased unfavorable prior year net loss reserve development.

The Specialty Commercial Segment reported $8.3 million of net catastrophe losses during the six months ended June 30, 2020 as compared to $2.5 million of net catastrophe losses reported during the same period the prior year. Catastrophe losses during the six months ended June 30, 2020 included $2.0 million of net losses for COVID-19 claims. The Specialty Commercial Segment reported $12.5 million of unfavorable prior year net loss reserve development for the six months ended June 30, 2020 as compared to unfavorable prior year net loss reserve development of $5.2 million for the same period of 2019. The Specialty Commercial Segment reported a net expense ratio of 18.1% for the six months ended June 30, 2020 as compared to 22.2% for the same period of 2019. The decrease in the expense ratio was due predominately to lower salary and related expenses and higher net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $50.2 million for the six months ended June 30, 2020, which was $2.8 million, or 6%, more than the $47.4 million reported for the same period in 2019. Net premiums written were $35.7 million for the three months ended June 30, 2020 as compared to $32.1 million for the same period in 2019. The increase in the gross and net premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $34.7 million for the six months ended June 30, 2020, was $1.0 million, or 3%, less than the $35.7 million reported for the same period in 2019. This decrease in total revenue was due to lower net premiums earned of $0.8 million due primarily to a quota share reinsurance agreement entered into during the fourth quarter of 2018 on the casualty lines of business produced by the Commercial Accounts business unit, as well as lower net investment income of $0.1 million and lower finance charges of $0.1 million for the three months ended June 30, 2020 as compared to the same period of 2019.

Our Standard Commercial Segment reported pre-tax income of $1.5 million for the six months ended June 30, 2020 as compared to $3.6 million reported for the same period of 2019. This decrease in pre-tax income was the result of the decreased revenue discussed above and higher loss and LAE of $0.4 million and higher operating expenses of $0.7 million. Increased operating expenses were primarily the result of higher production related expenses of $0.3 million, higher salary and related expenses of $0.2 million, higher professional services of $0.2 million and increased occupancy related and other operating expense of $0.1 million, partially offset by lower travel and related expenses of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 69.0% for the six months ended June 30, 2020 as compared to 66.2% for the same period of 2019. The gross loss ratio before reinsurance for the six months ended June 30, 2020 was 67.3% as compared to 70.3% reported for the same period of 2019. The decrease in the gross loss ratio was due primarily to lower gross current accident year loss trends. The increase in the net loss ratio was due to increased ceded earned premium, unfavorable net loss reserve development of $0.9 million during the six months ended June 30, 2020 as compared to favorable net loss reserve development of $3.6 million during the same period of 2019 and catastrophe losses of $3.9 million during the six months ended June 30, 2020 compared to $1.1 million for the same period of the prior year.  Catastrophe losses during the six months ended June 30, 2020 included $3.0 million of net losses for COVID-19 claims. The Standard Commercial Segment reported a net expense ratio of 32.9% for the six months ended June 30, 2020 as compared to 29.7% for the same period of 2019. The increase in the expense ratio was primarily due to higher operating expenses and lower net premiums earned in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $46.9 million for the six months ended June 30, 2020 as compared to $50.9 million for the same period in the prior year. Net premiums written for our Personal Segment were $40.3 million for the six months ended June 30, 2020, which was a decrease of $2.2 million from the $42.5 million reported for the same period of 2019. The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $44.8 million for the six months ended June 30, 2020 as compared to $42.6 million for the same period in 2019. The increase in revenue was due to an increase in net premiums earned of $3.1 million driven by increased retention of premiums written beginning during the fourth quarter of 2018, partially offset by lower investment income of $0.6 million and lower finance charges of $0.3 million during the six months ended June 30, 2020 as compared to the same period during 2019.

Pre-tax loss for the Personal Segment was $3.8 million for the six months ended June 30, 2020 as compared to pre-tax income of $4.0 million for the same period of 2019. The pre-tax loss was primarily the result of increased losses and LAE of $8.8 million and increased operating expenses of $1.2 million, partially offset by increased revenue discussed above for the six months ended June 30, 2020 as compared to the same period during 2019.

The Personal Segment reported a net loss ratio of 85.8% for the six months ended June 30, 2020 as compared to 69.7% for the same period of 2019. The gross loss ratio before reinsurance was 75.7% for the six months ended June 30, 2020 as compared to 73.4% for the same period in 2019. The higher gross and net loss ratios for the six months ended June 30, 2020 was primarily the result of $6.0 million net unfavorable prior year loss reserve development during the first six months of 2020 as compared to net favorable prior year loss reserve development of $0.2 million during the first six months of 2019. The net development for the first six months of 2020 was driven in large part by unfavorable development attributable to more recent treaty years where we retain a greater portion of the claims. The Personal Segment had catastrophe losses of $0.4 million during the six months ended both June 30, 2020 and 2019. The Personal Segment reported a net expense ratio of 24.7% during the six months ended June 30, 2020 as compared to 22.8% for the same period of 2019. The increase in the expense ratio was due predominately to higher production related expenses due to increased retention of business effective October 1, 2018.

Corporate

Total revenue for Corporate decreased by $48.2 million for the six months ended June 30, 2020 as compared to the same period the prior year. This decrease in total revenue was due predominately to investment losses of $27.3 million during the six months ended June 30, 2020 as compared to investment gains of $18.8 million reported for the same period of 2019 and lower net investment income of $2.1 million for the six months ended June 30, 2020 as compared to the same period during 2019.

Corporate pre-tax loss was $83.9 million for the six months ended June 30, 2020 as compared to pre-tax income of $9.4 million for the same period of 2019. The pre-tax loss was primarily due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets. In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet. Further contributing to the pre-tax loss was higher interest expense of $0.3 million, as well as the lower revenue discussed above. The pre-tax loss was partially reduced by lower operating expenses of $1.2 million, primarily as a result of decreased salary and related expense, largely due to incentive compensation accrual adjustments, partially offset by higher professional services, occupancy and related and other general expenses.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2020, Hallmark and its non-insurance company subsidiaries had $10.0 million in unrestricted cash and cash equivalents, including $7.5 million held in premium and claim trust accounts. As of that date, our insurance subsidiaries held $116.6 million of unrestricted cash and cash equivalents, as well as $553.3 million in debt securities with an average modified duration of 0.9 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2020, the aggregate ordinary dividend capacity of these subsidiaries is $22.6 million, of which $15.8 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first six months of 2020 and 2019, our insurance company subsidiaries paid $8.0 million and $10.0 million in dividends to Hallmark, respectively. During the first six months of 2020 our insurance subsidiaries paid $1.5 million in managements fees to Hallmark.  During the first six months of 2019 our insurance subsidiaries did not pay management fees to Hallmark.

Comparison of June 30, 2020 to December 31, 2019

On a consolidated basis, our cash (excluding restricted cash) and investments at June 30, 2020 were $698.2 million compared to $729.0 million at December 31, 2019. The primary reasons for this decrease in unrestricted cash and investments were decreases in investment fair values, cash used in operations and net purchases of fixed assets.

Comparison of Six Months Ended June 30, 2020 and June 30, 2019

During the six months ended June 30, 2020, our cash flow used by operations was $7.0 million compared to cash flow provided by operations of $6.7 million during the same period the prior year. The cash flow used by operations was driven by an increase in net paid claims,  increased paid operating expenses, lower collected investment income, lower commission and fee income and higher interest paid, partially offset by increased collected net premiums and lower taxes paid during the six months ended June 30, 2020 as compared to the same period the prior year.

Net cash provided by investing activities during the first six months of 2020 was $80.5 million as compared to net cash provided by investing activities of $23.9 million during the first six months of 2019. The increase in cash provided by investing activities during the first six months of 2020 was primarily comprised of an increase of $111.7 million in maturities, sales and redemptions of investment securities and a $1.3 million decrease in purchases of fixed assets, partially offset by an increase of $56.4 million in purchases of debt and equity securities.

The Company did not report any net cash from financing activities during the first six months of 2020. Cash provided by financing activities during the first six months of 2019 was $0.1 million primarily as a result of proceeds from the exercise of employee stock options of $1.5 million, partially offset by $1.4 million in repurchases of our common stock.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at June 30, 2020	3.56%	3.21%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended June 30, 2020.

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

3(b)	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).

31(a)	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Stockholder’s Equity for the three months and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 10, 2020	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: August 10, 2020	/s/ Jeffrey R. Passmore
Jeffrey R. Passmore, Chief Financial Officer and Senior Vice President