Form 10-Q
period 2020-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2020-11-05
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share – 18,142,158 shares outstanding as of  November 5, 2020.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019	3
Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2020 and September 30, 2019	4
Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months and nine months ended September 30, 2020 and September 30, 2019	5
Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and nine months ended September 30, 2020 and September 30, 2019	6
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and September 30, 2019	7
Notes to Consolidated Financial Statements (unaudited)	8

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost: $414,197 in 2020 and $569,498 in 2019)	$417,569	$574,279
Equity securities (cost: $25,735 in 2020 and $71,895 in 2019)	23,372	99,215
Other investments (cost: $3,763 in 2020 and $3,763 in 2019)	34	2,169
Total investments	440,975	675,663

Cash and cash equivalents	186,683	53,336
Restricted cash	17,671	1,612
Ceded unearned premiums	144,075	164,221
Premiums receivable	112,367	148,288
Accounts receivable	5,194	4,286
Receivable for securities	1,568	12,581
Reinsurance recoverable	504,472	315,466
Deferred policy acquisition costs	22,365	22,994
Goodwill	—	44,695
Intangible assets, net	1,938	5,087
Federal income tax recoverable	19,748	8,995
Deferred federal income taxes, net	8,012	2,185
Prepaid expenses	3,634	2,603
Other assets	28,805	33,262
Total assets	$1,497,507	$1,495,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $868 in 2020 and $942 in 2019)	$49,132	$49,058
Subordinated debt securities (less unamortized debt issuance cost of $808 in 2020 and $846 in 2019)	55,894	55,856
Reserves for unpaid losses and loss adjustment expenses	755,891	620,355
Unearned premiums	351,294	388,926
Reinsurance balances payable	67,346	59,274
Pension liability	1,141	1,388
Payable for securities	507	1,648
Accounts payable and other accrued expenses	40,123	55,487
Total liabilities	1,321,328	1,231,992
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2020 and 2019	3,757	3,757
Additional paid-in capital	122,877	123,468
Retained earnings	74,957	160,570
Accumulated other comprehensive (loss) income	(386)	688
Treasury stock (2,730,673 shares in 2020 and 2,749,738 in 2019), at cost	(25,026)	(25,201)
Total stockholders’ equity	176,179	263,282
Total liabilities and stockholders’ equity	$1,497,507	$1,495,274

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross premiums written	$196,464	$224,178	$581,697	$629,730
Ceded premiums written	(80,353)	(96,405)	(230,094)	(260,711)
Net premiums written	116,111	127,773	351,603	369,019
Change in unearned premiums	3,449	(15,274)	17,486	(50,991)
Net premiums earned	119,560	112,499	369,089	318,028

Investment income, net of expenses	2,660	5,050	10,314	15,573
Investment (losses) gains, net	(627)	(1,342)	(27,899)	17,412
Finance charges	1,316	1,778	4,488	5,309
Commission and fees	209	287	793	944
Other income	15	13	48	43

Total revenues	123,133	118,285	356,833	357,309

Losses and loss adjustment expenses	124,253	78,548	312,531	221,861
Operating expenses	34,296	31,074	93,703	87,656
Interest expense	1,273	1,386	4,061	3,879
Impairment of goodwill and other intangible assets	—	—	45,996	—
Amortization of intangible assets	617	617	1,851	1,851

Total expenses	160,439	111,625	458,142	315,247

(Loss) income before tax	(37,306)	6,660	(101,309)	42,062
Income tax (benefit) expense	(9,302)	1,373	(15,696)	8,721
Net (loss) income	$(28,004)	$5,287	$(85,613)	$33,341

Net (loss) income per share:
Basic	$(1.54)	$0.29	$(4.72)	$1.84
Diluted	$(1.54)	$0.29	$(4.72)	$1.82

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(28,004)	$5,287	$(85,613)	$33,341
Other comprehensive income (loss):
Change in net actuarial gain	35	36	104	108
Tax effect on change in net actuarial gain	(8)	(8)	(22)	(23)
Unrealized holding gains arising during the period	2,706	1,777	4,149	13,010
Tax effect on unrealized holding gains arising during the period	(568)	(373)	(872)	(2,732)
Reclassification adjustment for gains included in net (loss) income	(390)	(175)	(5,612)	(4,376)
Tax effect on reclassification adjustment for gains included in net (loss) income	82	36	1,179	919
Other comprehensive income (loss), net of tax	1,857	1,293	(1,074)	6,906
Comprehensive (loss) income	$(26,147)	$6,580	$(86,687)	$40,247

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,729	122,778	123,468	123,168
Equity based compensation	154	317	(416)	514
Shares issued under employee benefit plans	(6)	—	(175)	(587)
Balance, end of period	122,877	123,095	122,877	123,095

Retained Earnings
Balance, beginning of period	102,961	189,249	160,570	161,195
Net (loss) income	(28,004)	5,287	(85,613)	33,341
Balance, end of period	74,957	194,536	74,957	194,536

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(2,243)	(1,047)	688	(6,660)
Additional minimum pension liability, net of tax	27	28	82	85
Unrealized holding gains arising during period, net of tax	2,138	1,404	3,277	10,278
Reclassification adjustment for gains included in net income, net of tax	(308)	(139)	(4,433)	(3,457)
Balance, end of period	(386)	246	(386)	246

Treasury Stock
Balance, beginning of period	(25,032)	(25,201)	(25,201)	(25,928)
Acquisition of treasury stock	—	—	—	(1,380)
Shares issued under employee benefit plans	6	—	175	2,107
Balance, end of period	(25,026)	(25,201)	(25,026)	(25,201)
Total Stockholders' Equity	$176,179	$296,433	$176,179	$296,433

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(85,613)	$33,341

Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization expense	4,257	4,001
Deferred federal income taxes (benefit) expense	(5,597)	2,596
Investment losses (gains), net	27,899	(17,412)
Share-based payments (benefit) expense	(416)	514
Impairment of goodwill and other intangibles	45,996	—
Change in ceded unearned premiums	20,146	(31,015)
Change in premiums receivable	35,921	(20,802)
Change in accounts receivable	(908)	(27)
Change in deferred policy acquisition costs	629	(7,613)
Change in reserves for unpaid losses and loss adjustment expenses	135,536	38,049
Change in unearned premiums	(37,632)	82,005
Change in reinsurance recoverable	(189,006)	(61,523)
Change in reinsurance balances payable	8,072	(5,529)
Change in federal income tax (recoverable) payable	(10,753)	676
Change in all other liabilities	(15,499)	677
Change in all other assets	4,073	4,962
Net cash (used in) provided by operating activities	(62,895)	22,900
Cash flows from investing activities:
Purchases of property and equipment	(1,277)	(3,688)
Purchases of investment securities	(160,410)	(184,689)
Maturities, sales and redemptions of investment securities	373,988	171,587
Net cash provided by (used in) investing activities	212,301	(16,790)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	—	1,520
Payment of revolving credit facility	—	(30,000)
Payment of debt issuance costs	—	(979)
Proceeds from senior unsecured note offering	—	50,000
Purchase of treasury shares	—	(1,380)
Net cash provided by financing activities	—	19,161
Increase in cash and cash equivalents and restricted cash	149,406	25,271
Cash and cash equivalents and restricted cash at beginning of period	54,948	40,471
Cash and cash equivalents and restricted cash at end of period	$204,354	$65,742

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

The interim financial data as of September 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.1 million and a fair value of $52.6 million as of September 30, 2020.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $55.9 million and a fair value of $30.3 million as of September 30, 2020. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We adopted the standard on its effective date of January 1, 2019. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. As of September 30, 2020, $14.5 million of right-of-use assets and $16.3 million of lease liabilities for operating leases were included in the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update.

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

3. Acquisitions, Goodwill and Intangible Assets

In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020  indicated the impairment of the goodwill and indefinite-lived intangible assets included in its balance sheet.  As a result, the Company took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020. As of September 30, 2020 there is no goodwill reported on our consolidated balance sheet.

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$61,001	$-	$61,001
Corporate bonds	—	239,154	325	239,479
Collateralized corporate bank loans	—	55,334	-	55,334
Municipal bonds	—	55,638	-	55,638
Mortgage-backed	—	6,117	-	6,117
Total debt securities	—	417,244	325	417,569
Total equity securities	23,372	—	—	23,372
Total other investments	34	—	—	34
Total investments	$23,406	$417,244	$325	$440,975

	As of December 31, 2019
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$66,600	$—	$66,600
Corporate bonds	—	300,486	339	300,825
Collateralized corporate bank loans	—	115,757	—	115,757
Municipal bonds	—	83,270	—	83,270
Mortgage-backed	—	7,827	—	7,827
Total debt securities	—	573,940	339	574,279
Total equity securities	99,215	—	—	99,215
Total other investments	2,169	—	—	2,169
Total investments	$101,384	$573,940	$339	$675,663

Due to significant unobservable inputs into the valuation model for one corporate bond as of September 30, 2020 and December 31, 2019, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. We also estimated the fair value of the corporate bond utilizing an as-if converted basis into the underlying securities. Significant changes in the unobservable inputs in the fair value measurement of this corporate bond could result in a significant change in the fair value measurement.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020 and 2019 (in thousands):

Beginning balance as of January 1, 2020	$339
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized losses included in net income	—
Net gain included in other comprehensive income	(14)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of September 30, 2020	$325

Beginning balance as of January 1, 2019	$291
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net income	—
Net gains included in other comprehensive income	153
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of September 30, 2019	$444

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Cost /	Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
As of September 30, 2020
U.S. Treasury securities and obligations of U.S. Government	$60,332	$671	$(2)	$61,001
Corporate bonds	235,469	5,291	(1,281)	239,479
Collateralized corporate bank loans	57,559	-	(2,225)	55,334
Municipal bonds	54,837	852	(51)	55,638
Mortgage-backed	6,000	122	(5)	6,117
Total debt securities	414,197	6,936	(3,564)	417,569
Total equity securities	25,735	2,989	(5,352)	23,372
Total other investments	3,763	—	(3,729)	34
Total investments	$443,695	$9,925	$(12,645)	$440,975

As of December 31, 2019
U.S. Treasury securities and obligations of U.S. Government	$66,441	$162	$(3)	$66,600
Corporate bonds	297,601	3,387	(163)	300,825
Collateralized corporate bank loans	115,669	556	(468)	115,757
Municipal bonds	81,787	1,531	(48)	83,270
Mortgage-backed	8,000	46	(219)	7,827
Total debt securities	569,498	5,682	(901)	574,279
Total equity securities	71,895	35,028	(7,708)	99,215
Total other investments	3,763	—	(1,594)	2,169
Total investments	$645,156	$40,710	$(10,203)	$675,663

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. Treasury securities and obligations of U.S. Government	$(3)	$—	$(3)	$—
Corporate bonds	352	154	766	171
Collateralized corporate bank loans	66	(103)	(19)	(65)
Municipal bonds	(25)	124	1,397	4,271
Mortgage-backed	—	—	—	(1)
Equity securities	—	—	3,471	—
Gain on investments	390	175	5,612	4,376
Unrealized gains (losses) on equity securities	937	(1,941)	(29,683)	11,175
Other-than-temporary impairments	(1,692)	—	(1,692)	—
Unrealized (losses) gains on other investments	(262)	424	(2,136)	1,861
Investment (losses) gains, net	$(627)	$(1,342)	$(27,899)	$17,412

We realized gross gains on investments of $0.5 million and $0.5 million during the three months ended September 30, 2020 and 2019, respectively and $22.4 million and $4.9 million for the nine months ended September 30, 2020 and 2019, respectively. We realized gross losses on investments of $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively and $16.8 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. We recorded proceeds from the sale of investment securities of $47.4 million and $6.0 million during the three months ended September 30, 2020 and 2019 respectively, and $155.0 million and $13.0 million for the nine months ended September 30, 2020 or 2019, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$18,091	$(2)	$—	$—	$18,091	$(2)
Corporate bonds	8,982	(1,035)	4,071	(246)	13,053	(1,281)
Collateralized corporate bank loans	49,558	(1,571)	5,638	(654)	55,196	(2,225)
Municipal bonds	2,550	(33)	1,379	(18)	3,929	(51)
Mortgage-backed	—	—	14	(5)	14	(5)
Total debt securities	79,181	(2,641)	11,102	(923)	90,283	(3,564)
Total equity securities	10,265	(4,187)	1,935	(1,165)	12,200	(5,352)
Total other investments	—	—	34	(3,729)	34	(3,729)
Total investments	$89,446	$(6,828)	$13,071	$(5,817)	$102,517	$(12,645)

	As of December 31, 2019
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$5,513	$(3)	$5,513	$(3)
Corporate bonds	27,268	(144)	1,150	(19)	28,418	(163)
Collateralized corporate bank loans	9,000	(41)	10,228	(427)	19,228	(468)
Municipal bonds	4,808	(29)	1,618	(19)	6,426	(48)
Mortgage-backed	1,712	(101)	562	(118)	2,274	(219)
Total debt securities	42,788	(315)	19,071	(586)	61,859	(901)
Total equity securities	10,905	(2,363)	6,093	(5,345)	16,998	(7,708)
Total other investments	—	—	2,169	(1,594)	2,169	(1,594)
Total investments	$53,693	$(2,678)	$27,333	$(7,525)	$81,026	$(10,203)

We had a total of 84 debt securities with an unrealized loss, of which 68 were in an unrealized loss position for less than one year and 16 were in an unrealized loss position for a period of one year or greater, as of September 30, 2020.  We held a total of 61 debt securities with an unrealized loss, of which 41 were in an unrealized loss position for less than one year and 20 were in an unrealized loss position for a period of one year or greater, as of December 31, 2019. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at September 30, 2020 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary. We recognized $1.7 million of other-than-temporary impairment on debt securities during the nine months ended September 30, 2020.  We did not recognize any impairment loss on debt securities during the nine months ended September 30, 2019.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. During the nine months ended September 30, 2020 we did not dispose of any previously impaired securities. During the nine months ended September 30, 2019 we disposed of six previously impaired securities and recognized a realized gain of $4.1 million.

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

Details regarding the carrying value of the other investments portfolio as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	2020	2019
Investment Type
Equity warrant	$34	$2,169
Total other investments	$34	$2,169

We acquired this warrant in an active market. The warrant entitles us to buy the underlying common stock of a publicly traded company at a fixed price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at September 30, 2020 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$113,961	$115,144
Due after one year through five years	248,003	250,693
Due after five years through ten years	32,766	31,560
Due after ten years	13,467	14,055
Mortgage-backed	6,000	6,117
	$414,197	$417,569

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $26.8 million and $28.9 million at September 30, 2020 and December 31, 2019, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	September 30,	September 30,
	2020	2019
Balance at January 1	$620,355	$527,247
Less reinsurance recoverable	272,604	221,716
Net balance at January 1	347,751	305,531

Incurred related to:
Current year	257,572	214,080
Loss portfolio transfer	21,700	—
Prior years	33,259	7,781
Total incurred	312,531	221,861

Paid related to:
Current year	67,146	75,834
Loss portfolio transfer	21,700	—
Prior years	177,325	146,929
Total paid	266,171	222,763

Net balance at September 30	394,111	304,629
Plus reinsurance recoverable	361,780	260,667
Balance at September 30	$755,891	$565,296

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	September 30,
	2020	2019
Specialty Commercial Segment	$23,961	$11,232
Standard Commercial Segment	2,350	(3,508)
Personal Segment	6,948	57
Corporate	—	—
Total unfavorable net prior year development	$33,259	$7,781

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2020 and 2019:

Nine months ended September 30, 2020:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2018 and prior accident years both in the primary and excess commercial automobile liability lines of business, partially offset by net favorable development in the excess commercial automobile lines of business in the 2019 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our primary liability line of business and our E&S package insurance products in the 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2019, 2018 and 2014 accident years. We experienced net favorable development in our E&S Property business unit, partially offset by net unfavorable development in our Aerospace & Programs and Professional Liability business units.

●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net unfavorable development primarily in the general liability line of business in the 2018, 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2019 and 2014 accident years primarily in the general liability line of business. Our Commercial Accounts business unit experienced net favorable development in the 2016 and 2015 accident years, partially offset by net unfavorable development in the 2017 and 2014 accident years, in the occupational accident line of business. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2014 and prior accident years, partially offset by net unfavorable development in the 2015 accident year.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2019, 2018, 2017 and 2016 accident years, partially offset by favorable development in the 2015 and prior accident years. The net development during the nine months ended September 30, 2020 was driven predominately by unfavorable development attributable to more recent treaty years where we retain a greater portion of the claims.

Nine months ended September 30, 2019:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2017 and prior accident years primarily in the primary commercial automobile liability line of business, partially offset by net favorable development in the primary commercial automobile line of business in the 2018 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2017 and prior accident years, partially offset by net favorable development in the 2018 accident year. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in the 2018, 2017, 2014 and 2012 and prior accident years primarily in the general liability line of business, partially offset by net unfavorable development primarily in the general liability line of business in the 2016 and 2015 accident years. Our Commercial Accounts business unit experienced net favorable development in the 2017 and 2015 accident years in the occupational accident line of business. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and 2012 and prior accident years, partially offset by net unfavorable development in the 2014 and 2013 accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2016, 2014, 2012 and prior accident years, partially offset by favorable development in the 2017, 2015 and 2013 accident years.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of September 30, 2020, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of September 30, 2020, restricted stock units representing the right to receive up to 362,794 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of September 30, 2020.

Stock Options:

Non-qualified stock options granted under the 2005 LTIP generally vest 100% six months after the date of grant and terminate ten years from the date of grant.  The grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and was fully exercised prior to termination in 2019.

A summary of the status of our stock options as of September 30, 2020 and changes during the nine months then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2020	14,157	$6.99
Granted	—	—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at September 30, 2020	14,157	$6.99	1.3	$—
Exercisable at September 30, 2020	14,157	$6.99	1.3	$—

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

As of September 30, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first nine months of 2020 or 2019.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2016, 2017, 2018 and 2019 was $11.41, $10.20, $10.87 and $18.10 per unit, respectively.  We incurred compensation expense (benefit) of $154 thousand and ($416) thousand related to restricted stock units during the three months and nine months ended September 30, 2020, respectively.  We incurred compensation expense of $317 thousand and $514 thousand related to restricted stock units during the three months and nine months ended September 30, 2019, respectively.  We recorded income tax benefit (expense) of $32 thousand and ($88) thousand related to restricted stock units during the three months and nine months ended September 30, 2020, respectively.  We recorded income tax benefit of $67 thousand and $108 thousand related to restricted stock units during the three months and nine months ended September 30, 2019, respectively.

The following table details the status of our restricted stock units as of and for the nine months ended September 30, 2020 and 2019:

	Number of Restricted Stock Units
	2020	2019
Nonvested at January 1	353,491	338,897
Granted	—	97,804
Vested	(19,065)	—
Forfeited	(92,563)	(83,210)
Nonvested at September 30	241,863	353,491

As of September 30, 2020, there was $1.4 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $0.4 million of compensation cost related to unvested restricted stock units, of which $0.1 million is expected to be recognized during the remainder of 2020, $0.2 million is expected to be recognized in 2021 and $0.1 million is expected to be recognized in 2022.

9. Segment Information

The following is business segment information for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Revenues
Specialty Commercial Segment	$86,589	$81,341	$269,833	$222,900
Standard Commercial Segment	17,398	16,344	52,130	52,027
Personal Segment	20,513	22,943	65,300	65,542
Corporate	(1,367)	(2,343)	(30,430)	16,840
Consolidated	$123,133	$118,285	$356,833	$357,309

Pre-tax (loss) income
Specialty Commercial Segment	$(26,751)	$14,766	$(4,577)	$33,161
Standard Commercial Segment	(1,672)	62	(154)	3,626
Personal Segment	(2,065)	(740)	(5,836)	3,274
Corporate	(6,818)	(7,428)	(90,742)	2,001
Consolidated	$(37,306)	$6,660	$(101,309)	$42,062

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
Assets:	2020	2019
Specialty Commercial Segment	$1,117,057	$1,082,804
Standard Commercial Segment	182,977	193,710
Personal Segment	137,108	164,685
Corporate	60,365	54,075
Consolidated	$1,497,507	$1,495,274

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2020 was with reinsurers that had an A.M. Best rating of “A–” or better.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Ceded earned premiums	$80,447	$83,242	$250,240	$229,697
Reinsurance recoveries	$64,697	$50,564	$217,814	$158,128

Loss Portfolio Transfer

On July 16, 2020, AHIC, HIC, HSIC, HCM and HNIC (collectively, the “Hallmark Insurers”), entered into a Loss Portfolio Transfer Reinsurance Contract to be effective as of January 1, 2020 (the “LPT Contract”) with DARAG Bermuda Ltd. (“DARAG Bermuda”) and DARAG Insurance (Guernsey) Limited (“DARAG Guernsey” and, collectively, the “Reinsurers”).

The Hallmark LPT Contract was consummated on July 31, 2020.  The Company recorded a $21.7 million pre-tax loss during the third quarter of 2020 attributable to the closing of the LPT Contract.

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

As of September 30, 2020, the ultimate incurred losses are $157.9 million or $6.7 million in excess of the first layer and currently in the loss corridor in which Hallmark retains $24.9 million.  Our reinsurance recoverables of $504.5 million include $72.8 million related to the LPT as of September 30, 2020.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at September 30, 2020	3.50%	3.15%

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

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Deferred	$(20,939)	$8,247	$(45,342)	$(39,300)
Amortized	21,684	(9,843)	45,971	31,687
Net	$745	$(1,596)	$629	$(7,613)

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Weighted average shares - basic	18,142	18,123	18,136	18,101
Effect of dilutive securities	—	172	—	182
Weighted average shares - assuming dilution	18,142	18,295	18,136	18,283

For the three months and nine months ended September 30, 2020, 14,157 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  For the three months and nine months ended September 30, 2019, all shares of common stock potentially issuable upon the exercise of employee stock options were included in the weighted average number of shares outstanding on a diluted basis.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest cost	$89	$113	$266	$340
Amortization of net loss	34	36	104	108
Expected return on plan assets	(171)	(149)	(513)	(448)
Net periodic pension cost	$(48)	$—	$(143)	$—
Contributed amount	$—	$500	$—	$500

Refer to Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for more discussion of our retirement plans.

17. Income Taxes

Our effective income tax rate for the nine months ended September 30, 2020 and 2019 was 15.5% and 20.7%, respectively. The effective rate for the nine months ended September 30, 2020 varied from the statutory tax rates primarily due to the non-deductible impairment of goodwill. The effective tax rate for the nine months ended September 30, 2019 varied from the statutory tax rates primarily due to tax exempt interest income.

18. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of September 30,
	2020	2019

Cash and cash equivalents	$186,683	$64,045
Restricted cash	17,671	1,697
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$204,354	$65,742

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

Interest paid	$4,845	$3,911

Income taxes paid	$654	$5,449

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$1,568	$6,351

Payable for securities related to investment purchases	$507	$1,952

19. Commitments and Contingencies

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et. al (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division.  The Company, its Chief Executive Officer and its former Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020. In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and (e) the defendants’ positive statements about the Company’s business, operations and prospects were materially misleading and/or lacked a reasonable basis. An amended complaint was filed on September 30, 2020. Defendants’ responsive pleading is not yet due and has not been filed. The litigation is in its initial stages and we are unable to reasonably predict its potential outcome. The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims. The Company’s current policy is to expense legal costs as incurred. Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy.

As of September 30, 2020, we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various other legal proceedings to which we were a party are routine in nature and incidental to our business.

20. Changes in Accumulated Other Comprehensive Income Balances

The changes in accumulated other comprehensive income balances as of September 30, 2020 and 2019 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at December 31, 2018	$(3,334)	$(3,326)	$(6,660)
Other comprehensive income:
Change in net actuarial gain	108	—	108
Tax effect on change in net actuarial gain	(23)	—	(23)
Unrealized holding gains arising during the period	—	13,010	13,010
Tax effect on unrealized gains arising during the period	—	(2,732)	(2,732)
Reclassification adjustment for gains included in net income	—	(4,376)	(4,376)
Tax effect on reclassification adjustment for gains included in net income	—	919	919
Other comprehensive income, net of tax	85	6,821	6,906
Balance at September 30, 2019	$(3,249)	$3,495	$246

Balance at December 31, 2019	$(3,239)	$3,927	$688
Other comprehensive income (loss):
Change in net actuarial gain	104	—	104
Tax effect on change in net actuarial gain	(22)	—	(22)
Unrealized holding gains arising during the period	—	4,149	4,149
Tax effect on unrealized holding gains arising during the period	—	(872)	(872)
Reclassification adjustment for gains included in net loss	—	(5,612)	(5,612)
Tax effect on reclassification adjustment for gains included in net loss	—	1,179	1,179
Other comprehensive income (loss), net of tax	82	(1,156)	(1,074)
Balance at September 30, 2020	$(3,157)	$2,771	$(386)

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of 1 to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three and nine-month periods ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating lease cost	$750	$790	$2,291	$2,146

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$758	$392	$1,749	$1,495

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—

Other lease information as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019

Operating lease right-of-use assets	$14,467	$16,044

Operating lease liabilities	$16,348	$17,347

Weighted-average remaining lease term - operating leases	10.3	10.6

Weighted-average discount rate - operating leases	5.87%	5.88%

We incurred $12 thousand in short-term lease payments not included in our lease liability during the nine months ended September 30, 2020.

         Future minimum lease payments under non-cancellable leases as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019

2020	$724	$2,473
2021	2,172	2,172
2022	2,171	2,171
2023	1,885	1,885
2024	1,941	1,941
Thereafter	13,325	13,325
Total future minimum lease payments (a)	$22,218	$23,967

Less imputed interest	$(5,870)	$(6,620)
Total operating lease liability	$16,348	$17,347

(a)	Minimum lease payments have not been reduced by minimum sublease rentals of $433 thousand due in the future under non-cancelable subleases.

During the third quarter of 2020 we entered into a sublease on an office space located at 13727 Noel Road, Dallas, Texas.  Certain employees of our Commercial Auto and E&S Casualty business units, were previously located at this office space.  During the third quarter we recorded sublease income of $45 thousand as a reduction to rent expense.

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

Results of Operations

Management overview. During the three months ended September 30, 2020, our total revenue was $123.1 million, representing an increase of 4% from the $118.3 million in total revenue for the same period of 2019.  During the nine months ended September 30, 2020, our total revenue was $356.8 million which was $0.5 million lower than the $357.3 million in total revenue for the same period of 2019.  During the three months ended September 30, 2020, we reported a pre-tax loss of $37.3 million, as compared to pre-tax income of $6.7 million reported during the same period the prior year. During the nine months ended September 30, 2020, we reported a pre-tax loss of $101.3 million, as compared to pre-tax income of $42.1 million reported during the same period the prior year.

The increase in revenue for the three months ended September 30, 2020 was largely due to higher net premiums earned and lower net investment losses, partially offset by lower net investment income and finance charges as compared to the same period of the prior year.  The decrease in revenue for the nine months ended September 30, 2020 was primarily due to net investment losses of $27.9 million as compared to net investment gains of $17.4 million during the same period of 2019, as well as a $5.3 million decrease in net investment income for the nine months ended September 30, 2020 as compared to the same period of the prior year.  This decrease in revenue was partially offset by increased net premiums earned of $51.1 million for the nine months ended September 30, 2020 compared to the same period of the prior year.

The decrease in income before tax for the three months ended September 30, 2020 was due primarily to increased losses and loss adjustment expenses (“LAE”) of $45.7 million, as compared to the same period in 2019, partially offset by the increase in revenue. The increase in losses and LAE was due primarily to a $21.7 million charge for a loss portfolio transfer reinsurance contract that closed during the quarter, increased net premiums earned, $13.9 million of unfavorable net prior year loss reserve development during the three months ended September 30, 2020 as compared to $6.4 million during the same period of 2019, and net catastrophe losses of $9.6 million during the three months ended September 30, 2020 as compared to $0.6 million for the same period the prior year.

The pre-tax loss during the nine months ended September 30, 2020 was largely due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets.  In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.

Further contributing to the increase in the pre-tax loss for the nine months ended September 30, 2020 were increased losses and LAE of $90.7 million, due primarily to a $21.7 million charge for a loss portfolio transfer reinsurance contract, increased net premiums earned as compared to the same period in 2019, and unfavorable prior year loss reserve development and increased net catastrophe losses.  We reported $33.3 million of unfavorable net prior year loss reserve development during the nine months ended September 30, 2020 as compared to $7.8 million of unfavorable net prior year loss reserve development during the same period of 2019.  Loss and LAE for the first nine months of 2020 was also impacted by a $17.6 million increase in catastrophe losses as compared to the same period of the prior year, of which $5.0 million was attributable to reserves for COVID-19 claims.

We reported a net loss of $28.0 million for the three months ended September 30, 2020 as compared to net income of $5.3 million for the same period in 2019.  We reported a net loss of $85.6 million for the nine months ended September 30, 2020 as compared to net income of $33.3 million for the same period in 2019.  On a diluted basis per share, we reported a net loss of $1.54 per share for the three months ended September 30, 2020, as compared to net income of $0.29 per share for the same period in 2019.  On a diluted basis per share, we reported a net loss of $4.72 per share for the nine months ended September 30, 2020, as compared to net income of $1.82 per share for the same period in 2019.  Our effective tax rate was 15.5% for the first nine months of 2020 as compared to 20.7% for the same period in 2019.  The decrease in the effective tax rate for the first nine months in 2020 was due in large part to the non-deductible impairment of goodwill and indefinite-lived intangible assets.

Third Quarter 2020 as Compared to Third Quarter 2019

The following is additional business segment information for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross premiums written	$150,016	$174,695	$24,726	$23,563	$21,722	$25,920	$—	$—	$196,464	$224,178
Ceded premiums written	(69,922)	(84,369)	(7,270)	(7,814)	(3,161)	(4,222)	—	—	(80,353)	(96,405)
Net premiums written	80,094	90,326	17,456	15,749	18,561	21,698	—	—	116,111	127,773
Change in unearned premiums	3,764	(14,043)	(744)	(590)	429	(641)	—	—	3,449	(15,274)
Net premiums earned	83,858	76,283	16,712	15,159	18,990	21,057	—	—	119,560	112,499

Total revenues	86,589	81,341	17,398	16,344	20,513	22,943	(1,367)	(2,343)	123,133	118,285

Losses and loss adjustment expenses	94,323	50,107	14,683	11,433	15,247	17,008	—	—	124,253	78,548

Pre-tax (loss) income	$(26,751)	$14,766	$(1,672)	$62	$(2,065)	$(740)	$(6,818)	$(7,428)	$(37,306)	$6,660

Net loss ratio (1)	112.5%	65.7%	87.9%	75.4%	80.3%	80.8%			103.9%	69.8%
Net expense ratio (1)	22.2%	22.0%	26.1%	32.1%	32.0%	24.1%			27.6%	26.0%
Net combined ratio (1)	134.7%	87.7%	114.0%	107.5%	112.3%	104.9%			131.5%	95.8%

Net (Unfavorable) Favorable Prior Year Development	$(11,493)	$(6,029)	$(1,431)	$(75)	$(987)	$(273)			$(13,911)	$(6,377)

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $150.0 million for the three months ended September 30, 2020, which was $24.7 million, or 14%, less than the $174.7 million reported for the same period of 2019.  Net premiums written were $80.1 million for the three months ended September 30, 2020 as compared to $90.3 million for the same period of 2019.  The decrease in gross and net premiums written was primarily the result of lower premium production in our Commercial Auto and E&S Property business units, partially offset by increased premium production in our E&S Casualty, Professional Liability and Aerospace & Programs business units.  In February 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases.  At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.  The exit of the contract binding line of the primary commercial automobile business contributed $25.1 million and $18.9 million to the decline in gross premiums written and net premiums written, respectively, for the three months ended September 30, 2020 as compared to the same period the prior year.

The $86.6 million of total revenue for the three months ended September 30, 2020 was $5.3 million more than the $81.3 million reported by the Specialty Commercial Segment for the same period in 2019. This increase in revenue was primarily due to higher net premiums earned of $7.6 million driven mostly by increased net premiums earned of $6.2 million from the Professional Liability business unit, $4.7 million from the E&S Casualty business unit, $1.1 million each from the E&S Property and Aerospace & Programs business units partially offset by a decrease of $5.5 million in net premiums earned in the Commercial Auto business unit.  The increase in net premiums earned was partially offset by lower net investment income of $2.2 million and lower commission and fees of $0.1 million for the three months ended September 30, 2020 as compared to the same period of 2019.

The Specialty Commercial Segment reported a pre-tax loss of $26.7 million for the third quarter of 2020 as compared to pre-tax income of $14.8 million reported for the same period in 2019.  The $41.5 million decline in pre-tax results was primarily the result of higher losses and LAE of $44.2 million and higher operating expenses of $2.6 million, partially offset by the increased revenue discussed above during the three months ended September 30, 2020 as compared to the same period during 2019.  The exit of the contract binding line of the primary commercial automobile business contributed $29.9 million to the pre-tax loss for the third quarter of 2020 as compared to $3.6 million of pre-tax income during the same period the prior year.  The $29.9 million pre-tax loss from the exited contract binding line of the primary commercial automobile business includes the $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the quarter.

Our Specialty Commercial Segment reported higher losses and LAE as the combined result of (a) a $26.9 million increase in losses and LAE in our Commercial Auto business unit due largely to $8.3 million of unfavorable prior year net loss reserve development recognized during the three months ended September 30, 2020 as compared to $5.1 million of unfavorable prior year net loss reserve development during the same period of 2019, as well as a $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the quarter and higher current accident year net loss trends, (b) a $1.7 million increase in losses and LAE in our E&S Casualty business unit due primarily to increased net premiums earned as well as $2.3 million of unfavorable prior year net loss reserve development recognized during the third quarter of 2020 as compared to $1.4 million of unfavorable prior year net loss reserve development during the third quarter of 2019, (c) a $11.1 million increase in losses and LAE in our E&S Property business unit due primarily to higher net catastrophe losses of $8.1 million during the third quarter of 2020 as compared to negative net catastrophe losses of $0.9 million from favorable current accident year development of net catastrophe losses during the third quarter of 2019, higher net premiums earned, higher current accident year net loss trends and unchanged unfavorable net prior year loss reserve development of $0.3 million during both the third quarter of 2020 and 2019, (d) a $6.4 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, higher current accident year net loss trends and unfavorable net prior year loss reserve development of $0.5 million during the third quarter of 2020 as compared to favorable net prior year loss reserve development of $0.7 million during the same period the prior year, and (e) a $1.9 million decrease in losses and LAE in our Aerospace & Programs business unit due primarily to lower current accident year net loss trends driven by lower satellite losses partially offset by $0.1 million of unfavorable prior year net loss reserve development during the third quarter of 2020 compared to $0.1 million of favorable prior year net loss reserve development during the third quarter of 2019 and higher net premiums earned.  The exit of the contract binding line of the primary automobile business contributed $2.9 million to the Commercial Auto business unit’s prior year loss reserve development during the third quarter of 2020 as compared to $4.2 million for the same period the prior year.

Operating expenses increased $2.6 million primarily as the result of higher salary and related expenses of $1.6 million driven by increased incentive compensation expense, increased professional services of $0.8 million and higher production related expenses of $0.5 million, partially offset by lower travel and related expenses of $0.3 million.

The Specialty Commercial Segment reported a net loss ratio of 112.5% for the three months ended September 30, 2020 as compared to 65.7% for the same period in 2019. The gross loss ratio before reinsurance was 100.4% for the three months ended September 30, 2020 as compared to 62.4% for the same period in 2019.  The increase in the net loss ratio was due in large part from the $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the quarter that was reported as ceded incurred losses.  The increase in the gross and net loss ratios were also impacted by $11.5 million of unfavorable prior year net loss reserve development for the three months ended September 30, 2020 as compared to unfavorable prior year net loss reserve development of $6.0 million for the same period of 2019.  Catastrophe losses of $8.1 million for the three months ended September 30, 2020 as compared to negative catastrophe losses of $0.5 million from favorable current accident year development of catastrophe losses during the third quarter of 2019 also contributed to the increase in the loss ratios.  The Specialty Commercial Segment reported a net expense ratio of 22.2% for the third quarter of 2020 as compared to 22.0% for the same period of 2019.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $24.7 million for the three months ended September 30, 2020, which was $1.1 million, or 5%, more than the $23.6 million reported for the same period in 2019.  Net premiums written were $17.5 million for the three months ended September 30, 2020 as compared to $15.7 million for the same period in 2019.  The increase in the gross and net premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $17.4 million for the three months ended September 30, 2020, was $1.1 million, or 7%, more than the $16.3 million reported for the same period in 2019. This increase in total revenue was due to higher net premiums earned of $1.6 million due to higher premium production, partially offset by lower net investment income of $0.5 million for the three months ended September 30, 2020 as compared to the same period of 2019.

Our Standard Commercial Segment reported a pre-tax loss of $1.7 million for the three months ended September 30, 2020 as compared to pre-tax income of $62 thousand reported for the same period of 2019.  This decline in pre-tax results was the result of higher loss and LAE of $3.3 million, partially offset by the higher revenue discussed above as well as lower operating expenses of $0.5 million.  Decreased operating expenses were primarily the result of lower production related expenses of $0.3 million and lower occupancy and other general expenses of $0.2 million.

The Standard Commercial Segment reported a net loss ratio of 87.9% for the three months ended September 30, 2020 as compared to 75.4% for the same period of 2019.  The gross loss ratio before reinsurance for the three months ended September 30, 2020 was 72.0% as compared to 67.6% reported for the same period of 2019.  The increase in the gross and net loss ratios was due primarily to unfavorable net loss reserve development of $1.4 million during the three months ended September 30, 2020 as compared to unfavorable net loss reserve development of $75 thousand during the same period of 2019, net catastrophe losses of $1.5 million during the third quarter of 2020 compared to $0.4 million for the same period of the prior year and higher net premiums earned, partially offset by improved current accident year non-catastrophe net loss trends.  The Standard Commercial Segment reported a net expense ratio of 26.1% for the third quarter of 2020 as compared to 32.1% for the same period of 2019.  The decrease in the expense ratio was primarily due to lower operating expenses in our Commercial Accounts business unit, as well as increased net premiums earned.

Personal Segment

Gross premiums written for the Personal Segment were $21.7 million for the three months ended September 30, 2020 as compared to $25.9 million for the same period in the prior year.  Net premiums written for our Personal Segment were $18.6 million in the third quarter of 2020, which was a decrease of $3.1 million from the $21.7 million reported for the third quarter of 2019.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $20.5 million for the third quarter of 2020 as compared to $22.9 million for the same period in 2019.  The decrease in revenue was primarily due to lower net premiums earned of $2.1 million and lower finance charges of $0.4 million, partially offset by higher investment income of $0.1 million during the third quarter of 2020 as compared to the same period during 2019.

Pre-tax loss for the Personal Segment was $2.1 million for the three months ended September 30, 2020 as compared to a pre-tax loss of $0.7 million for the same period of 2019.  The decline in pre-tax results was primarily the result of decreased revenue as discussed above as well as increased operating expenses of $0.7 million, partially offset by lower losses and LAE of $1.7 million for the three months ended September 30, 2020 as compared to the same period during 2019.  The increased operating expenses were primarily the result of higher production related expenses of $0.9 million, partially offset by lower salary and related expenses of $0.1 million and lower other general expenses of $0.1 million.

The Personal Segment reported a net loss ratio of 80.3% for the three months ended September 30, 2020 as compared to 80.8% for the same period of 2019.  The gross loss ratio before reinsurance was 80.3% for the three months ended September 30, 2020 as compared to 86.3% for the same period in 2019.  The lower gross and net loss ratios for the three months ended September 30, 2020 was due to lower current accident year loss trends, including lower catastrophe losses of $0.7 million, partially offset by higher net unfavorable prior year loss reserve development.  The Personal Segment reported $1.0 million of net unfavorable prior year loss reserve development during the third quarter of 2020 as compared to $0.3 million net unfavorable prior year loss reserve development during the third quarter of 2019.  The Personal Segment had negligible catastrophe losses during the third quarter of 2020 compared to $0.7 million for the same period of the prior year.  The Personal Segment reported a net expense ratio of 32.0% for the third quarter of 2020 as compared to 24.1% for the same period of 2019.  The increase in the expense ratio was due primarily to higher operating expenses, as well as lower net premiums earned.

Corporate

Total revenue for Corporate increased by $1.0 million for the three months ended September 30, 2020 as compared to the same period the prior year.  This increase in total revenue was due predominately to investment losses of $0.6 million during the third quarter of 2020 as compared to investment losses of $1.3 million reported for the same period of 2019, and higher net investment income of $0.3 million for the three months ended September 30, 2020 as compared to the same period during 2019.

Corporate pre-tax loss was $6.8 million for the three months ended September 30, 2020 as compared to pre-tax loss of $7.4 million for the same period of 2019.  The improvement in pre-tax results for the third quarter of 2020 as compared to the same period the prior year was primarily due to the higher revenue discussed above as well as lower interest expense of $0.1 million, partially offset by higher operating expenses of $0.5 million, primarily as a result of higher audit and legal fees.

Nine Months Ended September 30, 2020 as compared to Nine Months Ended September 30, 2019

The following is additional business segment information for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross premiums written	$438,113	$482,034	$74,944	$70,926	$68,640	$76,770	$—	$—	$581,697	$629,730
Ceded premiums written	(198,526)	(225,100)	(21,770)	(23,087)	(9,798)	(12,524)	—	—	(230,094)	(260,711)
Net premiums written	239,587	256,934	53,174	47,839	58,842	64,246	—	—	351,603	369,019
Change in unearned premiums	19,580	(47,109)	(3,643)	970	1,549	(4,852)	—	—	17,486	(50,991)
Net premiums earned	259,167	209,825	49,531	48,809	60,391	59,394	—	—	369,089	318,028

Total revenues	269,833	222,900	52,130	52,027	65,300	65,542	(30,430)	16,840	356,833	357,309

Losses and loss adjustment expenses	224,468	144,430	37,313	33,697	50,750	43,734	—	—	312,531	221,861

Pre-tax (loss) income	(4,577)	33,161	(154)	3,626	(5,836)	3,274	(90,742)	2,001	(101,309)	$42,062

Net loss ratio (1)	86.6%	68.8%	75.3%	69.0%	84.0%	73.6%			84.7%	69.8%
Net expense ratio (1)	19.4%	22.1%	30.6%	30.4%	27.0%	23.3%			24.2%	25.8%
Net combined ratio (1)	106.0%	90.9%	105.9%	99.4%	111.0%	96.9%			108.9%	95.6%

Net (Unfavorable) Favorable Prior Year Development	(23,961)	(11,232)	(2,350)	3,508	(6,948)	(57)			(33,259)	(7,781)
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $438.1 million for the nine months ended September 30, 2020, which was $43.9 million, or 9%, less than the $482.0 million reported for the same period of 2019.  Net premiums written were $239.6 million for the nine months ended September 30, 2020 as compared to $256.9 million for the same period of 2019.  The decrease in gross premiums written was primarily the result of lower premium production in our Commercial Auto business unit, partially offset by increased premium production in our E&S Casualty, Professional Liability, E&S Property and Aerospace & Programs business units.  The decrease in net premiums written was primarily the result of lower net premiums written in our Commercial Auto and E&S Property business units, partially offset by increased net premiums written in our E&S Casualty, Professional Liability and Aerospace & Programs business units.  In February 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases.  At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.  The exit of the contract binding line of the primary commercial automobile business contributed $66.4 million and $46.3 million to the decline in gross premiums written and net premiums written, respectively, for the nine months ended September 30, 2020 as compared to the same period the prior year.

The $269.8 million of total revenue for the nine months ended September 30, 2020 was $46.9 million more than the $222.9 million reported by the Specialty Commercial Segment for the same period in 2019.  This increase in revenue was primarily due to higher net premiums earned of $49.3 million attributable to increased net premiums earned of $19.5 million from the Professional Liability business unit, $16.1 million from the E&S Casualty business unit, $6.4 million from the E&S Property business unit, $5.0 million from the Commercial Auto business unit and $2.3 million from the Aerospace & Programs business unit.  The increase in net premiums earned was partially offset by lower net investment income of $2.3 million and lower commission and fees of $0.1 million for the nine months ended September 30, 2020 as compared to the same period of 2019.

The Specialty Commercial Segment reported a pre-tax loss of $4.6 million during the nine months ended September 30, 2020 as compared to pre-tax income of $33.2 million reported for the same period in 2019.  The decrease in pre-tax results was primarily the result of higher losses and LAE of $80.0 million and higher operating expenses of $4.7 million during the nine months ended September 30, 2020 as compared to the same period during 2019, partially offset by higher revenue as discussed above.  The exit of the contract binding line of the primary commercial automobile business contributed $37.6 million to the pre-tax loss for the nine months ended September 30, 2020 as compared to $3.6 million of pre-tax income during the same period the prior year.  The $37.6 million pre-tax loss from the exited contract binding line of the primary commercial automobile business includes the $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter of 2020.

Our Specialty Commercial Segment reported higher losses and LAE as the combined result of (a) a $40.8 million increase in losses and LAE in our Commercial Auto business unit due largely to $22.8 million of unfavorable prior year net loss reserve development recognized during the nine months ended September 30, 2020 as compared to $7.5 million of unfavorable prior year net loss reserve development during the same period of 2019, as well as a $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter 2020 and higher current accident year net loss trends, (b) a $7.2 million increase in losses and LAE in our E&S Casualty business unit due primarily to increased net premiums earned as well as higher current accident year net loss trends, partially offset by $2.6 million of unfavorable prior year net loss reserve development recognized during the nine months ended September 30, 2020 as compared to $5.0 million of unfavorable prior year net loss reserve development during the third quarter of 2019, (c) a $13.7 million increase in losses and LAE in our E&S Property business unit due primarily to higher net catastrophe losses of $13.9 million during the nine months ended September 30, 2020 as compared to  net catastrophe losses of $1.5 million during the same period of 2019 and higher net premiums earned, partially offset by favorable net prior year loss reserve development of $1.9 million during the nine months ended September 30, 2020 as compared to favorable net prior year loss reserve development of $0.8 million during the same period of 2019, (d) a $15.2 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, higher current accident year net loss trends as well as unfavorable net prior year loss reserve development of $32 thousand during the nine months ended September 30, 2020 as compared to favorable net prior year loss reserve development of $0.8 million during the same period the prior year, and (e) a $3.1 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher net premiums earned, higher current accident year net loss trends and $0.5 million of unfavorable prior year net loss reserve development during the nine months ended September 30, 2020 compared to $0.3 million of unfavorable prior year net loss reserve development during the same period of 2019.  The exit of the contract binding line of the primary automobile business contributed $11.7 million to the Commercial Auto business unit’s prior year loss reserve development during the nine months ended September 30, 2020 as compared to $6.9 million for the same period the prior year.

Operating expenses increased $4.7 million primarily as the result of higher production related expenses of $3.7 million, increased professional services of $2.2 million and increased other operating expenses of $0.5 million, partially offset by lower salary and related expenses of $1.1 million, due primarily to incentive compensation accrual adjustments reported during the first quarter of 2020, and lower travel and related expenses of $0.6 million.

The Specialty Commercial Segment reported a net loss ratio of 86.6% for the nine months ended September 30, 2020 as compared to 68.8% for the same period in 2019.  The gross loss ratio before reinsurance was 89.7% for the nine months ended September 30, 2020 as compared to 68.0% for the same period in 2019.  The increase in the net loss ratio was due in large part to the $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter of 2020 that was reported as ceded incurred losses.  The increase in the gross and net loss ratios was also impacted by $24.0 million of unfavorable prior year net loss reserve development for the nine months ended September 30, 2020 as compared to unfavorable prior year net loss reserve development of $11.2 million for the same period of 2019.  Catastrophe losses of $16.4 million for the nine months ended September 30, 2020 as compared to catastrophe losses of $2.1 million during the same period of 2019 also contributed to the increase in the loss ratios.  The Specialty Commercial Segment reported a net expense ratio of 19.4% for the nine months ended September 30, 2020 as compared to 22.1% for the same period of 2019.  The decrease in the net expense ratio was due largely to the increase in net premiums earned partially offset by the increase in operating expenses.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $74.9 million for the nine months ended September 30, 2020, which was $4.0 million, or 6%, more than the $70.9 million reported for the same period in 2019. Net premiums written were $53.2 million for the nine months ended September 30, 2020 as compared to $47.8 million for the same period in 2019.  The increase in the gross and net premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $52.1 million for the nine months ended September 30, 2020, was $0.1 million more than the $52.0 million reported for the same period in 2019.  This increase in total revenue was due to higher net premiums earned of $0.7 million, partially offset by lower net investment income of $0.5 million and lower finance charges of $0.1 million for the nine months ended September 30, 2020 as compared to the same period of 2019.

Our Standard Commercial Segment reported a pre-tax loss of $0.2 million for the nine months ended September 30, 2020 as compared to pre-tax income of $3.6 million reported for the same period of 2019.  This decline in pre-tax results was the result of higher loss and LAE of $3.6 million and higher operating expenses of $0.3 million, partially offset by increased revenue as discussed above. Increased operating expenses were primarily the result of higher salary and related expenses of $0.2 million, higher professional services of $0.2 million and increased other operating expense of $0.1 million, partially offset by lower travel and related expenses of $0.1 million and lower occupancy and related expenses of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 75.3% for the nine months ended September 30, 2020 as compared to 69.0% for the same period of 2019.  The gross loss ratio before reinsurance for the nine months ended September 30, 2020 was 68.9% as compared to 69.4% reported for the same period of 2019.  The decrease in the gross loss ratio was due primarily to lower gross current accident year loss trends.  The increase in the net loss ratio was due to increased ceded earned premium, unfavorable net loss reserve development of $2.4 million during the nine months ended

September 30, 2020 as compared to favorable net loss reserve development of $3.5 million during the same period of 2019 and net catastrophe losses of $5.4 million during the nine months ended September 30, 2020 compared to $1.5 million for the same period of the prior year.  Catastrophe losses during the nine months ended September 30, 2020 included $3.0 million of net losses for COVID-19 claims.  The Standard Commercial Segment reported a net expense ratio of 30.6% for the nine months ended September 30, 2020 as compared to 30.4% for the same period of 2019.  The increase in the expense ratio was primarily due to higher operating expenses, partially offset by higher net premiums earned in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $68.6 million for the nine months ended September 30, 2020 as compared to $76.8 million for the same period in the prior year.  Net premiums written for our Personal Segment were $58.8 million for the nine months ended September 30, 2020, which was a decrease of $5.4 million from the $64.2 million reported for the same period of 2019.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $65.3 million for the nine months ended September 30, 2020 as compared to $65.5 million for the same period in 2019.  The decrease in revenue was due to lower finance charges of $0.7 million and lower investment income of $0.5 million, partially offset by higher net premiums earned of $1.0 million during the nine months ended September 30, 2020 as compared to the same period during 2019.

Pre-tax loss for the Personal Segment was $5.8 million for the nine months ended September 30, 2020 as compared to pre-tax income of $3.3 million for the same period of 2019.  The pre-tax loss was primarily the result of increased losses and LAE of $7.0 million, increased operating expenses of $1.9 million and the decreased revenue discussed above for the nine months ended September 30, 2020 as compared to the same period during 2019.  The increase in operating expenses was due primarily to increased production related expenses of $2.3 million and increased professional services expenses of $0.2 million, partially offset by lower salary and related expenses of $0.5 million and lower travel and related expenses of $0.1 million.

The Personal Segment reported a net loss ratio of 84.0% for the nine months ended September 30, 2020 as compared to 73.6% for the same period of 2019.  The gross loss ratio before reinsurance was 77.1% for the nine months ended September 30, 2020 as compared to 77.8% for the same period in 2019.  The lower gross loss ratio for the nine months ended September 30, 2020 as compared to the same period in 2019 was due primarily to lower current accident year gross loss trends.  The higher net loss ratio for the nine months ended September 30, 2020 was primarily the result of $6.9 million net unfavorable prior year loss reserve development during the first nine months of 2020 as compared to net unfavorable prior year loss reserve development of $57 thousand during the first nine months of 2019. The net unfavorable development for the first nine months of 2020 was driven in large part by unfavorable development attributable to more recent treaty years where we retain a greater portion of the claims.  The Personal Segment had catastrophe losses of $0.4 million during the nine months ended September 30, 2020 as compared to $1.1 million during the same period of 2019.  The Personal Segment reported a net expense ratio of 27.0% during the nine months ended September 30, 2020 as compared to 23.3% for the same period of 2019.  The increase in the expense ratio was due to higher operating expenses, partially offset by higher net premiums earned.

Corporate

Total revenue for Corporate decreased by $47.3 million for the nine months ended September 30, 2020 as compared to the same period the prior year.  This decrease in total revenue was due predominately to investment losses of $27.9 million during the nine months ended September 30, 2020 as compared to investment gains of $17.4 million reported for the same period of 2019 and lower net investment income of $2.0 million for the nine months ended September 30, 2020 as compared to the same period during 2019.

Corporate pre-tax loss was $90.7 million for the nine months ended September 30, 2020 as compared to pre-tax income of $2.0 million for the same period of 2019.  The pre-tax loss was primarily due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets.  In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.  Further contributing to the pre-tax loss was higher interest expense of $0.2 million, as well as the lower revenue discussed above.  The pre-tax loss was partially reduced by lower operating expenses of $0.8 million, primarily as a result of decreased salary and related expenses of $2.7 million, largely due to incentive compensation accrual adjustments, and decreased travel and related expenses of $0.1 million, partially offset by higher professional service expenses of $1.1 million, occupancy and other general expenses of $0.9 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2020, Hallmark and its non-insurance company subsidiaries had $11.9 million in unrestricted cash and cash equivalents, including $4.5 million held in premium and claim trust accounts. As of that date, our insurance subsidiaries held $174.8 million of unrestricted cash and cash equivalents, as well as $417.6 million in debt securities with an average modified duration of 0.9 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2020, the aggregate ordinary dividend capacity of these subsidiaries is $22.6 million, of which $15.8 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2020 and 2019, our insurance company subsidiaries paid $8.0 million and $12.8 million in dividends to Hallmark, respectively. During the first nine months of 2020 our insurance subsidiaries paid $4.2 million in managements fees to Hallmark.  During the first nine months of 2019 our insurance subsidiaries did not pay management fees to Hallmark.

Comparison of September 30, 2020 to December 31, 2019

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2020 were $627.7 million compared to $729.0 million at December 31, 2019. The primary reasons for this decrease in unrestricted cash and investments were decreases in investment fair values and cash used in operations.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019

During the nine months ended September 30, 2020, our cash flow used by operations was $62.9 million compared to cash flow provided by operations of $22.9 million during the same period the prior year. The cash flow used by operations was driven by an increase in net paid claims, which includes $92.6 million net reinsurance premium paid in connection with the loss portfolio transfer reinsurance agreement closed during the third quarter of 2020,  increased paid operating expenses, lower collected investment income, lower collected commission and fee income and higher interest paid, partially offset by increased collected net premiums and lower taxes paid during the nine months ended September 30, 2020 as compared to the same period the prior year.

Net cash provided by investing activities during the first nine months of 2020 was $212.3 million as compared to net cash used by investing activities of $16.8 million during the first nine months of 2019. The increase in cash provided by investing activities during the first nine months of 2020 was primarily comprised of an increase of $202.4 million in maturities, sales and redemptions of investment securities, a decrease of $24.3 million in purchases of debt and equity securities and a $2.4 million decrease in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first nine months of 2020. Cash provided by financing activities during the first nine months of 2019 was $19.2  million primarily as a result of net proceeds from our senior unsecured note offering of $49.0 million and proceeds from the exercise of employee stock options of $1.5 million, partially offset by the $30.0 million repayment of the principal balance on our revolving credit facility and $1.4 million in repurchases of our common stock.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at September 30, 2020	3.50%	3.15%

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et. al (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division.  The Company, its Chief Executive Officer and its former Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020. In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and (e) the defendants’ positive statements about the Company’s business, operations and prospects were materially misleading and/or lacked a reasonable basis. An amended complaint was filed on September 30, 2020. Defendants’ responsive pleading is not yet due and has not been filed. The litigation is in its initial stages and we are unable to reasonably predict its potential outcome. The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims. The Company’s current policy is to expense legal costs as incurred. Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended September 30, 2020.

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

10.1

Loss Portfolio Transfer Reinsurance Contract signed July 16, 2020 between American Hallmark Insurance Company of Texas, Hallmark Specialty Insurance Company, Hallmark Insurance Company, Hallmark County Mutual Insurance Company and Hallmark National Insurance Company and DARAG Bermuda Ltd. and DARAG Insurance (Guernsey) Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 17, 2020).

10.2

Services Agreement executed July 31, 2020 by and between American Hallmark Insurance Company of Texas, Hallmark Specialty Insurance Company, Hallmark Insurance Company, Hallmark National Insurance Company and Hallmark County Mutual Insurance Company and DARAG Bermuda Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 4, 2020).

10.3

Trust Agreement dated July 31, 2020 among DARAG Bermuda Ltd. and DARAG Insurance (Guernsey) Limited, as grantors, American Hallmark Insurance Company of Texas, Hallmark Specialty Insurance Company, Hallmark Insurance Company and Hallmark National Insurance Company, as beneficiaries, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 4, 2020).

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Stockholder’s Equity for the three months and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 5, 2020	/s/ Naveen Anand
Naveen Anand, Chief Executive Officer and President

Date: November 5, 2020	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Accounting Officer and Senior Vice President