Form 10-K
period 2020-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2021-03-15
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2020

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒

Emerging growth company      ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $45.2 million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,142,158 shares of common stock, $.18 par value per share, outstanding as of March 15, 2021.

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

The forward-looking statements included in this Form 10-K are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, legislative initiatives, regulatory framework, weather-related events, novel coronavirus (COVID-19) and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such information should not be regarded as a representation that our objectives and plans will be achieved.

PART I

Item 1. Business.

Who We Are

We are a diversified property/casualty insurance group that serves businesses and individuals in specialty and niche markets.

We offer specialty commercial insurance, standard commercial insurance and personal insurance in selected market subcategories. We focus on marketing, distributing, underwriting and servicing property/casualty insurance products that require specialized underwriting expertise or market knowledge. We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing. The insurance policies we produce are written by our six insurance company subsidiaries as well as unaffiliated insurers.

We market, distribute, underwrite and service our property/casualty insurance products primarily through business units organized by products and distribution channel. Our business units are supported by our insurance company subsidiaries.  Our Commercial Auto business unit offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, hospitals, medical facilities, and senior care facilities.  Our Aerospace & Programs business unit offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs.  Our Commercial Accounts business unit offers package and monoline property/casualty and occupational accident insurance products. Effective June 1, 2016 we ceased marketing new or renewal occupational accident policies.  Our former Workers Compensation operating unit specialized in small and middle market workers compensation business. Effective July 1, 2015, we no longer market or retain any risk on new or renewal workers compensation policies. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services.

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

Most of the admitted risks are unique and hard to place in the standard admitted market but, for marketing and regulatory reasons, they must remain with an admitted insurance company. Our Commercial Auto business unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our Commercial Auto business unit markets its products in 50 states plus the District of Columbia through 56 wholesale brokers and 65 general agency offices. The Commercial Auto business unit also writes primary commercial automobile liability and physical damage risk on an admitted basis in 16 states through a program underwriter.

Our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services on both an admitted and non-admitted basis. The principal focus of the primary and excess liability products, as well as the E&S package insurance products, are coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service (non-transportation). Public entity excess coverage is offered on an insurance and reinsurance basis for cities, counties and other public entities with populations up to 1,000,000. Garage liability targets non-franchised car dealers and service and repair shops. Our E&S Casualty business unit markets its primary and excess liability and excess public entity liability products through 46 wholesale brokers in 50 states plus the District of Columbia. Our E&S Casualty business unit markets our E&S package and garage liability products through 162 general agents and three wholesale brokers in 47 states.

The primary/excess commercial property coverages underwritten by our E&S Property business unit specialize in shared and layered accounts on a non-admitted basis which target regional and national property programs. Our E&S Property business unit markets these products through 17 wholesale brokers in 50 states.

The medical professional liability insurance underwritten on an excess and surplus lines basis by our Professional Liability business unit focuses on physicians, mid-level providers, miscellaneous medical facilities, hospitals and healthcare organizations.  The physicians and mid-level providers are generally hard to place or non-standard risks.  These are individuals who do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. In addition to healthcare professionals, our Professional Liability business unit also underwrites medical professional liability for standard medical facilities, hospitals and healthcare systems and senior care facilities. The medical facilities are generally outpatient facilities such as surgery centers, imaging centers, laboratories, home health agencies and other non-hospital facilities providing medical services. The hospitals and healthcare systems are generally stand-alone acute care facilities, multi-hospital systems, integrated delivery systems, critical access hospitals and other specialty hospitals and healthcare systems providing medical services.  Until discontinued effective January 1, 2021, the Professional Liability business unit also provided medical professional liability to senior care facilities through a program where a managing general agent underwrote on our behalf risks that met specific underwriting criteria. Our Professional Liability business unit markets these products through 70 wholesale and retail brokers in 49 states. The financial professional liability insurance underwritten on an excess and surplus lines basis by our Professional Liability business unit focuses on management and professional liability products that include directors and officers, employment practices and retirement and benefit plan fiduciary services for private, public and non-profit entities, as well as miscellaneous professional liability insurance for non-financial institution service industries. Our Professional Liability business unit distributes its financial professional liability insurance products through 34 wholesale brokers in 38 states.

The aircraft liability and hull insurance products underwritten by our Aerospace & Programs business unit target standard general aviation aircraft risks. Airport liability insurance is marketed to smaller, regional airports. Our Aerospace & Programs business unit markets these general aviation insurance products through 156 independent specialty brokers in 48 states. Until discontinued during 2020, the satellite launch property/casualty policies produced by our Aerospace & Programs business unit were marketed through underwriting agencies with technical knowledge of space insurance. We retained up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months. The specialty programs business marketed by our Aerospace & Programs business unit presently consists primarily of a fronting arrangement in Texas for a third party insurance company and a program underwriter writing primarily commercial automobile coverage for risks specializing in daily rental operations.

Our Commercial Accounts business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products include general liability, commercial automobile, commercial property and umbrella coverages. Our Commercial Accounts business unit currently markets its products through a network of 200 independent agency groups primarily serving businesses in the non-urban areas of 16 states predominately in the southwest and northwest regions. In addition, our Commercial Accounts business unit previously provided occupational accident coverage in Texas through an underwriting agency that specialized in the occupational accident insurance market. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies.

Our Specialty Personal Lines business unit primarily offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Specialty Personal Lines business unit also provides a renters insurance product that complements our non-standard automobile offering and fits well in our distribution channel. Our Specialty Personal Lines business unit markets and services these non-standard automobile and renters insurance policies in 10 and 12 states, respectively,through 4,446 independent retail agent locations.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”). AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to each of the insurance company subsidiaries comprising the pool. Also, A.M. Best has assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of   “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

These business units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our Commercial Auto business unit, E&S Casualty business unit, E&S Property business unit, Professional Liability business unit and our Aerospace & Programs business unit. The Standard Commercial Segment consists of the Commercial Accounts business unit and the runoff from our former Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines business unit. The following table displays the gross premiums written and net premiums written by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Gross Premiums Written:
Specialty Commercial Segment	$560,301	$651,913
Standard Commercial Segment	98,048	92,645
Personal Segment	85,019	99,273
Total	$743,368	$843,831

Net Premiums Written:
Specialty Commercial Segment	$295,173	$350,047
Standard Commercial Segment	68,396	62,892
Personal Segment	75,404	83,613
Total	$438,973	$496,552

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our Commercial Auto business unit, E&S Casualty business unit, E&S Property business unit, Professional Liability business unit and Aerospace & Programs business unit. The following table displays the gross premiums written and net premiums written for affiliated and unaffiliated insurers by these business units reported in the Specialty Commercial Segment for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	% of Total 2020	2019	% of Total 2019

	(dollars in thousands)
Gross Premiums Written:
Commercial Auto business unit	$168,938	30.1%	$286,904	44.0%
E&S Casualty business unit	106,855	19.1%	94,886	14.5%
E&S Property business unit	125,445	22.4%	122,302	18.8%
Professional Liability business unit	116,831	20.9%	106,808	16.4%
Aerospace & Programs business unit	42,232	7.5%	41,013	6.3%
Total Specialty Commercial Segment	$560,301	100.0%	$651,913	100.0%

Net Premiums Written:
Commercial Auto business unit	$131,258	44.5%	$208,748	59.6%
E&S Casualty business unit	63,517	21.5%	51,812	14.8%
E&S Property business unit	23,746	8.0%	26,054	7.5%
Professional Liability business unit	62,225	21.1%	49,851	14.2%
Aerospace & Programs business unit	14,427	4.9%	13,582	3.9%
Total Specialty Commercial Segment	$295,173	100.0%	$350,047	100.0%

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

Our Commercial Auto business unit focuses its primary automobile policies on business automobile, local and long-haul trucking, specialty automobile, truckers for hire and truckers not for hire.  These primary automobile policies consist of both contract binding policies distributed through 65 general agency locations in four states and brokerage policies distributed in 27 states through 24 wholesale brokers. Coverages for both contract binding and brokerage policies include commercial automobile liability up to $1,000,000 and physical damage.  The vast majority of primary automobile policies written by our Commercial Auto business unit are for a term of 12 months. Primary automobile policies are paid in full up front or financed with various premium finance companies. During 2020, general agents produced 41% and wholesale brokers produced 59% of the total primary automobile premiums produced by our Commercial Auto business unit. During 2020, the top ten general agents produced 25%, and no general agent produced more than 6%, of the total primary automobile premium volume of our Commercial Auto business unit. During the same period, the top ten wholesale brokers produced 47%, and no wholesale broker produced more than 12%, of the total primary automobile premium volume of our Commercial Auto business unit.

Our Commercial Auto business unit focuses its excess automobile policies on transportation classes such as truckers for hire, certain hazardous materials classes and specialty risks. These excess automobile policies are distributed through 56 wholesale brokers in 50 states plus the District of Columbia.  Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the underlying carrier’s limits of liability.  The majority of the excess automobile policies written by our Commercial Auto business unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy.  During 2020, the top ten wholesale brokers accounted for 93%, and no wholesale broker accounting for more than 38%, of the total excess automobile premium volume of our Commercial Auto business unit.

In February, 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases.  At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.  As a result, during 2020 the contract binding line of our primary automobile business produced only $25.4 million of gross premiums written, which represented 15% of the total primary automobile gross premiums written of our Commercial Auto business unit. During 2019, this contract binding business produced $115.0 million in gross premiums written, which represented 56% of the total primary automobile premium volume of our Commercial Auto business unit.

E&S Casualty business unit. Our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services on both an admitted and non-admitted basis through wholesale brokers in 50 states plus the District of Columbia. Limits of liability offered are from $1,000,000 to $10,000,000 in coverage in excess of the primary carrier’s limits of liability. During 2020, the top ten wholesale brokers accounted for 73% of our primary and excess casualty premium volume, with no single wholesale broker accounting for more than 28%.

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

E&S Property business unit. Our E&S Property business unit  markets primary/excess commercial property coverages, on a non-admitted basis, for both catastrophe and non-catastrophe exposures. The primary/excess property coverages offered by our E&S Property business unit are offered in conjunction with shared and layered accounts for multiple specialty property classes. Targeted classes primarily include institutions, municipalities, religious organizations and education. Our E&S Property business unit also markets inland marine property coverages included with shared and layered accounts for specialty property risks.  Targeted classes for our inland marine property coverages include contractors equipment and builders risk. Our E&S Property business unit distributes its primary/excess commercial property and inland marine insurance products through 17 wholesale brokers in 50 states. During 2020, the top ten wholesale brokers accounted for 32% of our primary/excess commercial property and inland marine premium volume, with no single wholesale broker accounting for more than 10%.

Professional Liability business unit. Our Professional Liability business unit markets medical professional liability insurance on an excess and surplus lines basis. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities, as well as outpatient medical facilities, hospitals and healthcare systems. Our Professional Liability business unit distributes its medical professional liability insurance products through 70 wholesale and retail brokers in 49 states. Until discontinued effective January 1, 2021, the Professional Liability business unit also provided medical professional liability to senior care facilities through a program where a managing general agent underwrote on our behalf risks that met specific underwriting criteria. During 2020, the top ten brokers accounted for 32% of our medical professional liability premium volume, with no single broker accounting for more than 12%. During 2020 the program manager accounted for 62% of our medical professional liability premium volume.

Our Professional Liability business unit also markets financial professional liability insurance on an excess and surplus lines basis. Financial professional liability insurance provides liability insurance for management liability and professional liability on a claims-made basis. Our financial professional liability products target miscellaneous professional liability classes. Our Professional Liability business unit distributes its financial professional liability insurance products through 34 wholesale brokers in 38 states. During 2020, the top ten wholesale brokers accounted for 90% of our financial professional liability premium volume, with no single wholesale broker accounting for more than 29%.

Aerospace & Programs business unit. Our Aerospace & Programs business unit markets, underwrites and services general aviation property/casualty insurance in 48 states, satellite launch property/casualty insurance products and services, as well as certain specialty programs. The marketing strategy for our  general aviation property/casualty insurance is similar to only a few competitors in the U.S. and focuses on developing a well-defined niche centering on transitional pilots, older aircraft and small airports and aviation-related businesses. In addition, until discontinued during 2020 our Aerospace & Programs business unit offered satellite launch property/casualty policies marketed through underwriting agencies with technical knowledge of space insurance. The general aviation and satellite launch products offered by our Aerospace & Programs business unit include the following:

●	Aircraft. Aircraft insurance provides third-party bodily injury and property damage coverage and first-party hull damage coverage against losses resulting from the ownership, maintenance or use of aircraft.
●	Airport liability. Airport liability insurance provides coverage for third-party bodily injury and property damage claims arising from accidents occurring on airport premises or from their operations.
●	Satellite. We retained up to $2.0 million per risk for satellite launches and in-orbit coverage for up to 12 months.

Our Aerospace & Programs business unit distributes its general aviation insurance products through 156 aviation specialty brokers. These specialty brokers submit requests for aviation insurance quotations received from the states in which we operate and our Aerospace & Programs business  unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2020, the top ten independent specialty brokers produced 52%, and no single broker produced more than 15%, of the total general aviation premium volume of our Aerospace & Programs business unit. Our Aerospace & Programs business unit independently develops, underwrites and prices each general aviation coverage written. We target standard general aviation risks for both commercial (non-airline) and non-commercial uses. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with 96% of the aircraft written in 2020 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2020 was approximately $159,000.

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

Commercial Accounts business unit. Our Commercial Accounts business unit markets, underwrites and services standard commercial lines insurance primarily in the non-urban areas of 16 states predominately in the southwest and northwest regions. Our Commercial Accounts business unit targets customers that are in low-severity classifications in the standard commercial market, which as a group have relatively stable loss results. The typical customer is a small to midsize business with a policy that covers property, general liability and automobile exposures. Our Commercial Accounts business unit underwriting criteria exclude lines of business and classes of risks that are considered to be high-severity or volatile, or which involve significant latent injury potential or other long-tailed liability exposures. Products offered by our Commercial Accounts business unit include the following:

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

Our Commercial Accounts business unit markets its property/casualty insurance products through 200 independent agency groups operating in its target markets. Our Commercial Accounts business unit strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Commercial Accounts business  unit has historically maintained excellent relationships with its producing agents, as evidenced by the 17 year average tenure of the 24 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2020.  During 2020, the top ten agency groups produced 36%, and no individual agency group produced more than 7%, of the total premium volume of our Commercial Accounts business unit.

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

Our Specialty Personal Lines business unit markets its products through 4,446 independent retail agent locations  in its target geographic markets. Non-standard automobile represented 97% of the premiums produced during 2020. Our Specialty Personal Lines business unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Specialty Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2020, the top ten independent agency locations produced 39%, and no individual agency location produced more than 6%, of the total premium volume of our Specialty Personal Lines business unit.

During 2020, personal automobile liability coverage accounted for 70% and personal automobile physical damage coverage accounted for the remaining 30% of the total non-standard automobile premiums produced by our Specialty Personal Lines business unit. Our most common policy term is a six month policy. We offer  one-month policies on a limited basis. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

●	Specialized market knowledge and underwriting expertise. All of our business units possess extensive knowledge of the specialty and niche markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products.

●	Tailored market strategies. Each of our business units has developed its own customized strategy for penetrating the specialty or niche markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each business unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.
●	Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions tailored to the needs of each business unit allows us to provide superior service to both our agents and brokers, as well as our insured customers. The easy-to-use interfaces and responsiveness of our business units enhance their relationships with the agents and brokers who sell our policies. We also believe that consistently offering insurance products through hard and soft markets helps to build and maintain the loyalty of agents and brokers. We value our strong relationships with our agents and brokers and continue to enhance the value proposition to our agents, brokers and insureds by delivering exceptional customer service.
●	Market diversification. We believe operating in various specialty and niche segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our business units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among four of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various specialty and niche markets in response to market conditions and expansion opportunities. We believe this market diversification reduces our risk profile and enhances our profitability.
●	Experienced management team. Our senior corporate management team has extensive insurance experience. In addition, our business units have strong management and underwriting teams that also have extensive insurance industry experience. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance. In addition, Hallmark’s senior management has a strong track record of acquiring businesses that expand our product offerings and improve our profitability profile.

Our Strategy

We strive to become a “Best in Class” specialty insurance company offering products in specialty and niche markets through the following strategies:

●	Focusing on underwriting discipline and operational efficiency. We seek to consistently generate an underwriting profit on the business we write in hard and soft markets. Our business units have a strong track record of underwriting discipline and operational efficiency, which we seek to continue. We believe that in soft markets our competitors often offer policies at a low or negative underwriting profit in order to maintain or increase their premium volume and market share. In contrast, we seek to write business based on its profitability rather than focusing solely on premium production. To that end, we provide financial incentives to many of our underwriters, agents and brokers based on underwriting profitability.
●	Achieving organic growth in our existing business lines. We believe we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our product offerings, expanding our agency relationships and further penetrating our existing customer base. We believe our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets. We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency. In addition, we believe there is an opportunity for some of our business units to further penetrate their existing customer bases with additional products offered by other business units.

●	Maintaining a strong balance sheet. We seek to maintain a strong balance sheet by employing conservative investment, reinsurance and reserving practices and to measure our performance based on long-term growth in book value per share.

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

Except for the products of our Specialty Commercial Segment, the distribution of property/casualty insurance products by our business units is geographically concentrated. For the twelve months ended December 31, 2020, five states accounted for approximately 48% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2020.

	Specialty	Standard
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total

	(dollars in thousands)
Texas	$101,705	$24,334	$27,405	$153,444	20.6%
California	92,161	—	—	92,161	12.4%
Florida	46,445	—	—	46,445	6.2%
Arizona	6,108	3,909	25,355	35,372	4.8%
Georgia	27,189	—	—	27,189	3.7%
All other states	286,693	69,805	32,259	388,757	52.3%
Total gross premiums written	$560,301	$98,048	$85,019	$743,368
Percent of total	75.4%	13.2%	11.4%	100.0%

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

	Year Ended December 31,
	2020	2019	2018
Gross premiums written	$743,368	$843,831	$663,015
Net statutory loss & LAE ratio	78.9%	81.5%	69.8%
Net statutory expense ratio	30.4%	25.9%	25.5%
Net statutory combined ratio	109.3%	107.4%	95.3%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by U.S. generally accepted accounting principles (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2020, 2019 and 2018, our consolidated premium-to-surplus ratios were 207%, 195% and 147%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2020, we had a total of 89 claims managers, supervisors and adjusters with an average experience of approximately 16 years.

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

Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2020 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last two years (in thousands).

	Year Ended December 31,
	2020	2019
Gross premiums written	$743,368	$843,831
Ceded premiums written	(304,395)	(347,279)
Net premiums written	$438,973	$496,552

Gross premiums earned	$811,488	$752,966
Ceded premiums earned	(329,690)	(316,089)
Net premiums earned	$481,798	$436,877

Reinsurance recoveries	$260,826	$211,768

Investment Portfolio

Our investment objective is to maximize after-tax total return while assuming prudent levels of risk and maintaining  sufficient liquidity for ongoing insurance operations. We strive for a balance between current income generation and after-tax total return that enhances long-term growth in book value. In general, we do not target allocations to investment asset classes or security types and do not seek to match insurance asset and liability durations. We maintain a diversified portfolio composed of fixed-income securities, equity securities and other investments. As of December 31, 2020, we had total invested assets of $536.7 million. If market rates were to increase by 1%, the fair value of our fixed-income securities as of December 31, 2020 would decrease by approximately $3.9 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield of each category of invested assets as of December 31, 2020 and 2019.

	As of December 31, 2020			As of December 31, 2019
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield

	(in thousands)			(in thousands)

Category:
Corporate bonds	$219,368	43.2%	3.6%	$300,825	52.4%	2.7%
Corporate bank loans	52,782	10.4%	2.2%	115,757	20.1%	4.0%
Municipal bonds	50,539	10.0%	4.3%	83,270	14.5%	4.8%
US Treasury securities and obligations of U.S. Government	179,746	35.4%	0.5%	66,600	11.6%	1.8%
Mortgage backed	4,844	1.0%	2.9%	7,827	1.4%	2.8%
Total	$507,279	100.0%	2.7%	$574,279	100.0%	3.2%

The weighted average credit rating for our fixed-income portfolio was A at December 31, 2020. The following table shows the distribution of our fixed-income portfolio by rating as a percentage of total fair value as of December 31, 2020 and 2019:

	As of	As of
	December 31, 2020	December 31, 2019
Rating:
"Aaa"	37.8%	15.0%
"Aa"	4.6%	7.0%
"A"	14.9%	13.9%
"Baa"	31.7%	44.8%
"Ba"	8.0%	15.7%
"B"	1.3%	0.7%
"Caa"	—%	—%
"Ca"	—%	—%
"C"	—%	—%
"NR"	1.7%	2.9%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2020 and 2019.

	As of December 31, 2020		As of December 31, 2019
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value

	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$257,246	50.7%	$107,605	18.8%
One to five years	203,625	40.1%	345,860	60.2%
Five to ten years	28,363	5.6%	88,061	15.3%
More than ten years	13,202	2.6%	24,926	4.3%
Mortgage-backed	4,843	1.0%	7,827	1.4%
Total	$507,279	100.0%	$574,279	100.0%

Our investment strategy is a value-based approach focused on individual security analysis and selection, directed primarily toward publicly-traded fixed-income and equity securities.. This strategy includes an opportunistic element which seeks to capture value resulting from market-related price dislocations, short-term orientation of market participants and other sources of gain. Our investment portfolio is managed internally by our Chairman and other experienced investment managers. As of December 31, 2020, 5.5% of our investment portfolio was invested in equity securities. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized gain balance by invested asset category as of December 31, 2020.

Net Unrealized Gain Balance
(in thousands)
Category
U.S. Treasury securities and obligations of U.S. Government	$487
Corporate bonds	4,702
Corporate bank loans	(868)
Municipal bonds	706
Mortgage-backed	85
Equity securities	2,400
Other investments	—
Total	$7,512

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology systems. Publicly reported cybersecurity intrusions have increased in recent years and the insurance sector as a whole is more exposed than in the past. Cybersecurity threats extend from individual attempts to gain unauthorized access to our information technology systems to coordinated, elaborate and targeted activity. We retain highly trained staff committed to the development and maintenance of our information technology systems. We maintain and regularly review recovery plans which are intended to enable us to restore critical systems with minimal disruption. We have established an information security committee to oversee and steer risk management plans to manage these exposures on an ongoing basis. We also employ comprehensive employee engagement and training programs to guard against the potential for malicious attempts to extort sensitive information from our systems using social engineering techniques (also known as “phishing”) and maintain cyber liability insurance to seek to minimize our post-event financial impacts.

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. A.M. Best has pooled its ratings of our AHIC, HIC, HSIC and HNIC subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of the insurance company subsidiaries comprising the pool. A.M. Best has also assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC. An “A–” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurer’s financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer’s stock.

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

The primary competition for our Commercial Auto business unit includes such carriers as American Millennium Insurance Company, Canal Insurance Company, Clear Blue Insurance Company, Commercial Alliance Insurance Company, Fairfax Financial, Hudson Insurance Company, National Casualty Company, National Liability & Fire Insurance Company, Northland Insurance Company, Progressive County Mutual, Sompo International, State National Insurance Company, Prime Insurance Company, Underwriters at Lloyds of London, Wilshire Insurance Company and W.R. Berkley. Our E&S Casualty business unit considers its primary competition for our excess, umbrella and general liability insurance products to include such carriers as American International Group, Inc., Axis Insurance Company, Berkshire Hathaway Companies, Crum & Forster Insurance Group, Endurance American Specialty Insurance Company, XL Specialty Insurance, Markel Insurance Company, Navigators Specialty Insurance Company, and W.R. Berkley Corporation. The primary competition for our E&S Package products produced by our E&S Casualty business unit includes such carriers as Nationwide E&S/Specialty, Markel Insurance Company, Colony Specialty Insurance Company, Atlantic Casualty Insurance Company, Nautilus Insurance Company, Mesa Underwriters Insurance Company, and Penn America Insurance Company. The primary competition for our E&S Property business unit  includes such carriers as Chubb Westchester, Aspen Insurance, Everest National Insurance Company, RSUI Group, Navigators Specialty Insurance Company, Starr Surplus Lines, Ironshore Specialty Insurance Company, Axis Insurance Company, and Markel Insurance Company. The primary competition for the medical professional liability insurance products produced by our Professional Liability business unit includes such carriers as Admiral Insurance Company, Aspen Specialty Insurance Company, Beazley Insurance Company, CNA Financial Corporation, Iron Health, Kinsale Insurance Company, Markel Insurance Company, Medical Protective Insurance Company,  ProAssurance Corporation, RSUI Group and TDC Companies.The primary competition for the financial professional liability insurance products produced by our Professional Liability business unit are Admiral Insurance Company, American International Group Companies, Argonaut Insurance Company, Chubb Group of Insurance Companies, Euclid Executive Liability Managers, Berkley Insurance Company, CNA Financial Corporation, Evanston Insurance Company, Kinsale Insurance Company, RSUI Group, Hiscox USA, and XL Catlin Insurance Company. The primary competitors for our general aviation insurance products produced by our Aerospace & Programs business unit are Old Republic Aviation Managers, Starr Aviation, American International Group, Inc., United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group, Global Aerospace and Allianz Aviation Managers. Our Commercial  Accounts business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation and The Hartford Financial Services Group, as well as numerous smaller regional companies. Although our Specialty Personal Lines business unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive

Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies.

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

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2020, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2020, we employed 424 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

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

Insurance Operational Risks

Our success depends on our ability to price accurately the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Establishing adequate premium rates is necessary to generate sufficient revenues, together with investment income, to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

●	the availability of sufficient reliable data and our ability to properly analyze available data;
●	the uncertainties that inherently characterize estimates and assumptions;
●	our selection and application of appropriate pricing techniques; and
●	changes in applicable legal liability standards and in the civil litigation system generally.

If we do not accurately assess the risks we underwrite, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations.  Alternatively, if we set our premiums too high, it could reduce our sales volume and competitiveness.  In either case, our profitability could be materially and adversely affected.

Estimating reserves is inherently uncertain. If our loss reserves are not adequate, it will have an unfavorable impact on our financial condition and results of operations.

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost and are not reviewed by an independent actuary. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2020 unpaid losses and LAE would have produced a $7.9 million change to pretax earnings. Our gross loss and LAE reserves totaled $789.8 million at December 31, 2020. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $440.2 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

The following states accounted for approximately 48% of our gross written premiums for 2020: Texas (21%), California (12%), Florida (6%) Arizona (5%) and Georgia (4%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. A.M. Best has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-” to the individual insurance company subsidiaries comprising the pool. Also, A.M. Best has assigned HCM a financial strength rating of “A–” (Excellent) and an issuer credit rating of “a-”. A.M. Best has indicated a negative outlook for each of the ratings assigned to our insurance company subsidiaries. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

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

Our reliance on independent agents and specialty brokers exposes us to credit risk that could adversely affect our results of operations and financial position.

Certain premiums produced by independent agents and specialty brokers are collected from policyholders by the agents and brokers and forwarded to our insurance company subsidiaries.  When the insured pays its policy premium to its agent or broker, the premium may be considered to have been paid to us under applicable insurance laws and regulations.  Accordingly, the insured would no longer be liable to us for those amounts, whether or not we actually received the premium from the agent or broker.  Consequently, we assume a degree of credit risk associated with the agents or brokers with whom we work.  Where necessary, we review the financial condition of potential new agents and brokers before we agree to transact business with them.  Although the failure by any of our agents or brokers to remit premiums to us has not been material to date, there may be instances where our agents or brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the absence of related premiums being paid to us.

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our agents and brokers, we monitor broker behavior and review financial information on an as-needed basis.  If we are unable to collect premiums from our agents and brokers in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. It is not guaranteed that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2020, we had a total of $629.1 million due us from reinsurers, including $490.2 million of recoverables from losses and $138.9 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2020 was $181.0 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

Our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition and results of operations.

We must accurately and timely evaluate and pay claims that are made under our policies.  Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, our claims organization’s culture, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors.  Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition and results of operations.

Adverse securities market conditions can have a significant and negative impact on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2020, 95% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 32% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2020 was $507.3 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $3.9 million as of December 31, 2020. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 89% of our fixed-income portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2020, Hallmark had $4.8 million total exposure in mortgage-backed securities.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2021 by our insurance company subsidiaries is $15.0 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of any one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

Insurance Industry Risks

Our industry is very competitive, which may unfavorably impact our results of operations.

Our competitors include entities that have access to greater financial and other resources than us. Our competitors may attempt to increase market share by lowering rates. In that case, we could experience reductions in our underwriting margins, or sales of our insurance policies could decline as customers purchase lower-priced products from our competitors. Losing business to competitors offering similar products at lower prices, or having other competitive advantages, could adversely affect our results of operations.

In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition.  In addition, an increase in capital-raising by companies in our lines of business could result in new entrants to our markets and an excess of capital in the industry.  Federal, rather than state, regulatory oversight of the insurance industry has been proposed from time to time which, if adopted, could ease the entry of new competitors into our markets.  If we have difficulty competing as industry conditions change, our results of operations may be adversely affected.

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

The effects of litigation on our business are uncertain and could have an adverse effect on our business.

As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation.  Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable.  This litigation is based on a variety of issues, including insurance coverage and claim settlement practices.  We cannot predict with any certainty whether we will be involved in similar litigation in the future or what impact such litigation would have on our business.

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

General Business Risks

The loss of key executives or the inability to attract and retain qualified personnel could disrupt our business.

Our success will depend in part upon the continued service of certain key executives. Our success will also depend on our ability to attract and retain additional executives and personnel. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions.  As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. The loss of key personnel, or our inability to recruit and retain additional qualified personnel, could cause disruption in our business and could prevent us from fully implementing our business strategies, which could materially and adversely affect our business, growth and profitability.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly

As of December 31, 2020, we had outstanding $55.9 million of trust preferred securities bearing interest at a weighted average rate of 3.31% per annum.  (See, “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Subordinated Debt Securities.”)  Our trust preferred securities bear interest at a variable rate which is adjusted quarterly.  A 1% increase in the applicable interest rates would result in a $0.6 million increase in interest expense attributable to the currently outstanding balance of the trust preferred securities, which could adversely affect our operating results, cash flow and financial position.

In addition, the interest rates under our trust preferred securities are adjusted quarterly using LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR is unavailable on an interest calculation date, the trustee is authorized to calculate the interest rate on the basis of quotations from certain major banks in London or New York.  If the trustee is unable to determine an interest rate in this manner, the immediately preceding interest rate remains in effect. It is not possible to predict the effect of these changes. Uncertainty in the determination of the interest rate applicable to our trust preferred securities could adversely affect our financial planning.

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

We continually enhance our operating procedures and internal controls over financial reporting (“ICFR”) to effectively support our business and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that every instance of error or fraud has been or will be detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts or by collusion of two or more persons. The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. ICFR may also become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our ICFR and procedures are designed to provide reasonable, not absolute, assurance that the control objectives are met.

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

The outcome of pending securities litigation is uncertain.

The Company and two of its former executive officers are defendants in a putative class action lawsuit alleging violations of the federal securities laws.  (See, “Item 3. Legal Proceedings.”).  On December 4, 2020, the defendants filed a motion to dismiss the lawsuit.  The court has not yet ruled on that motion.  The litigation is in its initial stages and the ultimate outcome is uncertain.  The Company’s current policy is to expense legal costs as incurred. Regardless of the outcome, the lawsuit and related investigation could result in significant expenses and divert attention and resources of the Company’s management and other key employees. Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy. In addition, the Company has certain indemnification obligations to its current and former directors and officers in connection with the defense of any proceeding or liability arising out of their service in such capacity.  The Company could be required to pay substantial amounts with respect to the legal costs and expenses, as well as judgments, damages or other penalties, incurred by the Company’s former executive officers in the class action lawsuit. As a result, protracted litigation or an adverse disposition to the case could have a material adverse effect on our results of operations and financial position. In addition, the Company may be the target of securities-related litigation in the future, both related and unrelated to the existing class action lawsuit. Such litigation could divert management’s attention and resources, result in substantial costs and have an adverse effect on the Company’s business, results of operations and financial condition.

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

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States.  There have been mandates from federal, state, and local authorities requiring forced closures of non-essential business locations, including insurance carriers, brokers and agents. As a result, our corporate offices, and the offices of most of our agents and brokers, have been closed for a significant period.  While our management and most employees have continued to effectively work remotely, and our agents and brokers have continued to produce and service our insurance policies, an extension or resumption of these restrictions could disrupt our business operations and the production of policies by our agents and brokers.  There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions, as well as whether governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns, will be renewed or extended or whether new measures will be imposed.

We do not write coverage for pandemics or specialty risks such as event cancellation, trip cancellation, trade credit or political risk, and our customer base is concentrated in small and medium sized enterprises with less exposure than larger organizations.  Although we have received notice of property and liability losses related to COVID-19, we believe that most of such claims will not be covered due to policy terms requiring occurrence of physical loss and/or specific exclusions contained in most applicable policies.  However, certain of our policies provide sublimits for business interruption due to communicable disease which do not require physical loss.  Further, the relevant exclusions from business interruption coverage are likely to be a target of litigation, and legislation could be enacted mandating retroactive coverage of business interruption claims stemming from COVID-19.  Similarly, exclusions from general liability policies covering the negligence or gross negligence of an insured could also be challenged. In addition, vacant or converted facilities (e.g., a hotel into emergency housing or a healthcare facility) could result in potential risk exposure that was not envisioned during underwriting.  Claims could also be made under our healthcare professional liability policies related to, among other things, negligent treatment of COVID-19 patients, failure to prevent spread of the disease within a facility and/or inadequate protection of healthcare workers.  Despite typical bodily injury exclusions, claims could also be asserted under our financial professional liability policies relating to issues such as employment practices, misrepresentations, incomplete disclosures, and/or other business practices in response to COVID-19.

We continue to monitor developments relating to the COVID-19 pandemic and implement measures intended to mitigate its impact on our business.  Nonetheless, our results of operations and financial condition could be materially adversely impacted by the COVID-19 pandemic.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, our Commercial Accounts business unit and certain employees of our Specialty Commercial Segment are currently located at Two Lincoln Centre located at 5420 LBJ Freeway, Dallas, Texas. The leased premises consist of 47,172 square feet of office space (“Suite 1100”) and approximately 3,000 square feet of storage space (“Suite 380”).  The initial term of the lease commenced June 1, 2019 and expires May 31, 2032, and we have the right to renew the lease for up to ten years at market rental rates prevailing at the time of renewal.  The initial base rent for Suite 1100 of $121,861 per month was waived for the first 12 months of the lease and the initial base rent for Suite 380 of $4,250 per month is waived for the first 48 months of the lease.

Our Specialty Commercial Segment also maintains a branch office in Atlanta, Georgia.  The rent is currently $12,305 per month pursuant to a lease that expires November 30, 2026.

Our Specialty Personal Lines business unit is located at 6500 Pinecrest, Suite 100, Plano, Texas. The suite is located in a one story office building and contains 23,941 square feet of space. The rent is currently $30,525 per month pursuant to a lease that expires June 30, 2021.

Our Aerospace & Programs business unit, as well as certain employees of our Commercial Auto and E&S Casualty business units, were previously located at 13727 Noel Road, Dallas, Texas. These leased premises consist of 15,072 square feet of office space. The rent is currently $30,458 per month pursuant to a lease that expires November 30, 2022. We have entered into sublease for this office space at a monthly rent of $18,840 over the remaining term of the lease.

Item 3. Legal Proceedings.

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et al. (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Schulze Matter”). The Company, its Chief Executive Officer and its former Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020. In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and by making positive statements about the Company’s business, operations and prospects that were allegedly materially misleading and/or lacked a reasonable basis. On July 21, 2020, the court appointed Rajeev Yalamanchili as Lead Plaintiff.  Lead Plaintiff filed an Amended Complaint on September 30, 2020.  The litigation is in its initial stages. The Company’s current policy is to expense legal costs as incurred. Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.” The following table shows the high and low sales prices of our common stock on the Nasdaq Global Market for each quarter since January 1, 2019.

Period	High Sale	Low Sale
Year Ended December 31, 2020:
First quarter	$18.94	$2.35
Second quarter	6.65	2.28
Third quarter	4.44	2.57
Fourth quarter	3.87	2.57

Year Ended December 31, 2019:
First quarter	$10.96	$9.48
Second quarter	14.99	9.80
Third quarter	20.30	13.26
Fourth quarter	20.13	15.79

Holders

As of March 1, 2021, there were 4,217 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and management fees from its subsidiaries. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. Our ability to pay dividends may be further constrained by business and regulatory considerations,  by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2021 by our insurance company subsidiaries is $15.0 million. Consequently, Hallmark’s ability to pay cash dividends to our stockholders may be limited. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $16.8 million as of December 31, 2020.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2020.

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

Issuer Repurchases

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date.  We did not repurchase any shares of our common stock during the three months ended December 31, 2020.

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

Our insurance activities are organized by business units into the following reportable segments:

●	Specialty Commercial Segment. Our Specialty Commercial Segment includes our Commercial Auto business unit which offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit which offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit which offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit which offers general aviation and satellite launch property/casualty insurance products and services, as well as certain specialty programs. Effective January 1, 2021, our Professional Liability business unit discontinued the program to offer medical professional liability to senior care facilities. During 2020, our Aerospace & Programs business unit discontinued the programs to offer satellite launch insurance products.
●	Standard Commercial Segment. Our Standard Commercial Segment includes the package and monoline property/casualty and occupational accident insurance products and services handled by our Commercial Accounts business unit and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the former Workers Compensation operating unit ceased retaining any risk on new or renewal policies.
●	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines business unit.

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

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. The fair value at the time of impairment is the new cost basis for the impaired security.

Equity Investments: ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”  requires equity investments that are not consolidated or accounted for under the equity method of accounting to be measured at fair value with changes in fair value recognized in net income each reporting period.  As a result of this standard, equity securities with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

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

Level 2 investment securities include corporate bonds, corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use a third party pricing service to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing service and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. We have not adjusted any prices received from third-party pricing sources.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2020 and 2019 there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Under ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually at the reporting unit level (business unit or one level below a business unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the E&S Casualty and Aerospace & Programs business units for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2019 included goodwill of acquired businesses of $44.7 million that was assigned to our business units as follows: Commercial Accounts business unit - $2.1 million; Commercial Auto business units - $21.3 million; E&S Casualty business unit - $6.3 million (comprised of $2.6 million for the primary/excess liability and public entity component and $3.7 million for the E&S package component); Aerospace & Programs business unit- $9.7 million (comprised entirely of the general aviation component); and Specialty Personal Lines business unit - $5.3 million. This amount had been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. In connection with our normal process for evaluating impairment triggering events, during the first quarter of 2020 we determined that a significant decline in our  market capitalization below  our stockholders’ equity indicated the impairment of the goodwill and iindefinite-lived intangible assets included in our balance sheet.  As a result, we took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020.  Consequently, as of December 31, 2020 ,  there was no goodwill reported on our consolidated balance sheet.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2020 reserves for unpaid losses and LAE would have produced a $7.9 million change to pretax earnings. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2020 was $720.1 million to $917.9 million. Our best estimate of unpaid losses and LAE as of December 31, 2020 is $789.8 million. Our carried reserve for unpaid losses and LAE as of December 31, 2020 is comprised of $387.6 million in case reserves and $402.2 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE which is $29.2 million below the midpoint, or 86.0% of the high end, of the actuarial range at December 31, 2020 as compared to $32.7 million below the midpoint, or 80.9% of the high end, of the actuarial range at December 31, 2019. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

Results of Operations

Comparison of Years ended December 31, 2020 and December 31, 2019

Management overview. During fiscal 2020, our total revenues were $478.7 million, which was $7.7 million less than the $486.4  million in total revenues for fiscal 2019. During the year ended December 31, 2020, we reported net loss before tax of $114.2 million as compared to a net loss before tax of $1.0 million during the same period of 2019.

The decrease in revenue for the year ended December 31, 2020 was primarily due to net investment losses of $22.9 million as compared to net investment gains of $20.6 million during the same period of 2019, as well as a $7.7 million decrease in net investment income for the year ended December 31, 2020 as compared to the same period of the prior year.  This decrease in revenue was partially offset by increased net premiums earned of $44.9 million for the year ended December 31, 2020 compared to the same period of the prior year.

Further contributing to the increase in the pre-tax loss for the year ended December 31, 2020 were increased losses and LAE of $50.7 million, due primarily to a $21.7 million charge for a loss portfolio transfer reinsurance contract, increased net premiums earned as compared to the same period in 2019 and increased net catastrophe losses.  Loss and LAE for the year ended December 31, 2020 was impacted by a $17.7 million increase in catastrophe losses as compared to the same period of the prior year, of which $5.0 million was attributable to reserves for COVID-19 claims.  We reported $58.3 million of unfavorable net prior year loss reserve development during the year ended December 31, 2020 as compared to $60.9 million of unfavorable net prior year loss reserve development during the same period of 2019.

The pre-tax loss during the year ended December 31, 2020 was also impacted by  a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets.  In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.

We reported a net loss of $91.7 million for the year ended December 31, 2020, as compared to a net loss of $0.6 million for the year ended December 31, 2019. On a diluted per share basis, net loss was $5.05 per share for fiscal 2020 as compared to net loss of $0.03 per share for fiscal 2019. Our effective tax rate was 20% for the year ended December 31, 2020 as compared to 39% for the same period in 2019. The decrease in the effective tax rate for the year ended December 31, 2020 was due in large part to the non-deductible impairment of goodwill and indefinite-lived intangible assets.

Segment information

The following is additional business segment information for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross premiums written	$560,301	$651,913	$98,048	$92,645	$85,019	$99,273	$—	$—	$743,368	$843,831
Ceded premiums written	(265,128)	(301,866)	(29,652)	(29,753)	(9,615)	(15,660)	—	—	(304,395)	(347,279)
Net premiums written	295,173	350,047	68,396	62,892	75,404	83,613	—	—	438,973	496,552
Change in unearned premiums	41,747	(57,459)	(1,842)	1,078	2,920	(3,294)	—	—	42,825	(59,675)
Net premiums earned	336,920	292,588	66,554	63,970	78,324	80,319	—	—	481,798	436,877

Total revenues	350,412	309,619	69,819	68,179	84,730	88,225	(26,216)	20,348	478,745	486,371

Losses and loss adjustment expenses	291,938	248,781	52,478	50,036	68,435	63,348	—	—	412,851	362,165

Pre-tax (loss) income	$(6,146)	$(1,371)	$(3,039)	$(841)	$(10,338)	$427	$(94,639)	$753	$(114,162)	$(1,032)

Net loss ratio (1)	86.6%	85.0%	78.9%	78.2%	87.4%	78.9%			85.7%	82.9%
Net expense ratio (1)	19.4%	21.8%	31.1%	30.0%	27.5%	22.7%			25.0%	25.1%
Net combined ratio (1)	106.0%	106.8%	110.0%	108.2%	114.9%	101.6%			110.7%	108.0%

Net Favorable (Unfavorable) Prior Year Development	$(45,808)	$(60,138)	$(3,357)	$(726)	$(9,123)	$(36)			$(58,288)	$(60,900)
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $560.3 million for the year ended December 31, 2020, which was $91.6 million, or 14%, less than the $651.9 million reported for the same period of 2019.  Net premiums written were $295.2 million for the year ended December 31, 2020 as compared to $350.0 million for the same period of 2019.  The decrease in gross premiums written was primarily the result of lower premium production in our Commercial Auto business unit, partially offset by increased premium production in our E&S Casualty, Professional Liability, E&S Property and Aerospace & Programs business units.  The decrease in net premiums written was primarily the result of lower net premiums written in our Commercial Auto and E&S Property business units, partially offset by increased net premiums written in our E&S Casualty, Professional Liability and Aerospace & Programs business units.  In February 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases.  At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.  The exit of the contract binding line of the primary commercial automobile business contributed $93.5 million and $69.4 million to the decline in gross premiums written and net premiums written, respectively, for the year ended December 31, 2020 as compared to the same period the prior year.

The $350.4 million of total revenue for the year ended December 31, 2020 was $40.8 million more than the $309.6 million reported by the Specialty Commercial Segment for the same period in 2019.  This increase in revenue was primarily due to higher net premiums earned of $44.3 million attributable to increased net premiums earned of $23.6 million from the Professional Liability business unit, $19.6 million from the E&S Casualty business unit, $7.2 million from the E&S Property business unit and $2.2 million from the Aerospace & Programs business unit, partially offset by lower net premiums earned of $8.3 million from the Commercial Auto business unit.  The increase in net premiums earned was partially offset by lower net investment income of $3.5 million for the year ended December 31, 2020 as compared to the same period of 2019.

The Specialty Commercial Segment reported a pre-tax loss of $6.1 million during the year ended December 31, 2020 as compared to a pre-tax loss of $1.4 million reported for the same period in 2019.  The increase in the pre-tax loss was primarily the result of higher losses and LAE of $43.2 million and higher operating expenses of $2.3 million during the year ended December 31, 2020 as compared to the same period during 2019, partially offset by higher revenue as discussed above.  The exit of the contract binding line of the primary commercial automobile business contributed $56.6 million to the pre-tax loss for the fiscal year ended December 31, 2020 as compared to a pre-tax loss of $28.5 million during the prior year.  The $56.6 million pre-tax loss from the exited contract binding line of the primary commercial automobile business includes the $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter of 2020.

Our Specialty Commercial Segment reported higher losses and LAE as the combined result of (a) a $7.3 million increase in losses and LAE in our Commercial Auto business unit due largely to a $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter 2020 and higher current accident year net loss trends, partially offset by $41.8 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2020 as compared to $47.5 million of unfavorable prior year net loss reserve development during the same period of 2019, (b) a $3.5 million increase in losses and LAE in our E&S Casualty business unit due primarily to increased net premiums earned, partially offset by $6.2 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2020 as compared to $13.6 million of unfavorable prior year net loss reserve development during the same period of 2019, as well as lower current accident year net loss trends, (c) a $13.1 million increase in losses and LAE in our E&S Property business unit due primarily to higher net catastrophe losses of $13.1 million during the year ended December 31, 2020 as compared to  net catastrophe losses of $1.6 million during the same period of 2019 and higher net premiums earned, partially offset by favorable net prior year loss reserve development of $1.9 million during the year ended December 31, 2020 as compared to favorable net prior year loss reserve development of $0.3 million during the same period of 2019, (d) a $17.5 million increase in losses and LAE attributable to our Professional Liability business unit due primarily to increased net premiums earned, higher current accident year net loss trends as well as unfavorable net prior year loss reserve development of $0.1 million during the year ended December 31, 2020 as compared to favorable net prior year loss reserve development of $0.7 million during the same period the prior year, and (e) a $1.8 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher net premiums earned, higher current accident year net loss trends, partially offset by $0.4 million of favorable prior year net loss reserve development during the year ended December 31, 2020 compared to $0.1 million of unfavorable prior year net loss reserve development during the same period of 2019.  The exited contract binding line of the primary automobile business contributed $32.8 million to the Commercial Auto business unit’s unfavorable prior year loss reserve development during the fiscal year ended December 31, 2020 as compared to $39.8 million for the same period the prior year.

Operating expenses increased $2.3 million primarily as the result of higher production related expenses of $1.8 million, increased professional services of $2.3 million and increased other operating expenses of $0.5 million, partially offset by lower salary and related expenses of $1.3 million, due primarily to incentive compensation accrual adjustments reported during the first quarter of 2020, lower occupancy and related expenses of $0.2 million and lower travel and related expenses of $0.8 million.

The Specialty Commercial Segment reported a net loss ratio of 86.6% for the year ended December 31, 2020 as compared to 85.0% for the same period in 2019.  The gross loss ratio before reinsurance was 85.3% for the year ended December 31, 2020 as compared to 75.9% for the same period in 2019.  The increase in the net loss ratio was due in large part to the $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter of 2020 that was reported as ceded incurred losses.  The increase in the gross and net loss ratios was also impacted by catastrophe losses of $15.7 million for the year ended December 31, 2020 as compared to catastrophe losses of $2.3 million during the same period of 2019, partially offset by lower unfavorable prior year net loss reserve development and lower current accident year loss trends for the year ended December 31, 2020 as compared to the same period of 2019.  The Specialty Commercial Segment reported $45.8 million of unfavorable prior year net loss reserve development for the year ended December 31, 2020 as compared to unfavorable prior year net loss reserve development of $60.1 million for the same period of 2019.  The Specialty Commercial Segment reported a net expense ratio of 19.4% for the year ended December 31, 2020 as compared to 21.8% for the same period of 2019.  The decrease in the net expense ratio was due largely to the increase in net premiums earned partially offset by the increase in operating expenses.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $98.0 million for the year ended December 31, 2020, which was $5.4 million, or 6%, more than the $92.6 million reported for the same period in 2019.  Net premiums written were $68.4 million for the year ended December 31, 2020 as compared to $62.9 million for the same period in 2019. The increase in gross and net premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $69.8 million for the year ended December 31, 2020, was $1.6 million, or 2%, more than the $68.2 million reported for the same period in 2019. This increase in total revenue was due to higher net premiums earned of $2.6 million, due primarily to the increased premiums written discussed above, partially offset by lower net investment income of $0.8 million and lower finance charges of $0.2 million during the year ended December 31, 2020 as compared to the same period during 2019.

Our Standard Commercial Segment reported a pre-tax loss of $3.0 million for the year ended December 31, 2020 as compared to a pre-tax loss of $0.8 million for the same period of 2019. The pre-tax loss was the result of higher losses and LAE of $2.4 million and higher operating expenses of $1.4 million, partially offset by the higher revenue discussed above. The higher operating expenses were largely the result of higher production related expenses of $0.5 million, higher salary and related expenses of $0.9 million, higher professional service fees of $0.2 million and higher other general expenses of $0.2 million, partially offset by lower occupancy and related expenses of $0.2 million and lower travel and related expenses of $0.2 million.

The Standard Commercial Segment reported a net loss ratio of 78.9% for the year ended December 31, 2020 as compared to 78.2% for the same period of 2019. The gross loss ratio before reinsurance for the year ended December 31, 2020 was 70.3% as compared to the 74.0% reported for the same period of 2019. The decrease in the gross loss ratio was due primarily to lower current accident year loss trends. The increase in the net loss ratio was due to unfavorable prior year reserve development and higher net catastrophe losses. During the year ended December 31, 2020, the Standard Commercial Segment reported unfavorable net loss reserve development of $3.4 million as compared to unfavorable net loss reserve development of $0.7 million during the same period of 2019. The Standard Commercial Segment reported $6.9 million of net catastrophe losses during the year ended December 31, 2020 as compared to $1.5 million of net catastrophe losses during the same period of 2019.  The Standard Commercial Segment reported a net expense ratio of 31.1% for the year ended December 31, 2020 as compared to 30.0% for the same period of 2019. The increase in the expense ratio was primarily due to the impact of the higher operating expenses discussed above.

Personal Segment.

Gross premiums written for the Personal Segment were $85.0 million for the year ended December 31, 2020 as compared to $99.3 million for the same period in the prior year. Net premiums written for our Personal Segment were $75.4 million for the year ended December 31, 2020, which was a decrease of $8.2 million from the $83.6 million reported for the same period in 2019. The decrease in gross and net premiums written was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $84.7 million for the year ended December 31, 2020 as compared to $88.2 million for the same period in 2019. The decrease in revenue was due to a decrease in net premiums earned of  $2.0 million, lower net investment income of $0.3 million and lower finance charges of $1.2 million during the year ended December 31, 2020 as compared to the same period during 2019.

Pre-tax loss for the Personal Segment was $10.3 million for the year ended December 31, 2020 as compared to pre-tax income of $0.4 million for the same period of 2019. The decrease in pre-tax income was primarily the result of the  increased losses and LAE of $5.1 million, increased operating expenses of $2.1 million and the decreased revenue discussed above for the year ended December 31, 2020 as compared to the same period during 2019.

The Personal Segment reported a net loss ratio of 87.4%  for the year ended December 31, 2020 as compared to 78.9% for the same period of 2019. The gross loss ratio before reinsurance was 83.0% for the year ended December 31, 2020 as compared to 81.1% for the same period in 2019. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $9.1 million for the year ended December 31, 2020 as compared to $36 thousand of unfavorable prior year net loss reserve development in 2019, partially offset by lower gross current accident year loss trends and lower net catastrophe losses of $0.4 million for the year ended December 31, 2020 as compared to $1.5 million for the prior year. The Personal Segment reported a net expense ratio of 27.5% for the year ended December 31, 2020 as compared to 22.7% for the same period of 2019. The increase in the expense ratio was due primarily to higher operating expenses, as well as lower net premiums earned.

Corporate.

Total revenue for Corporate decreased by $46.6 million for the year ended December 31, 2020 as compared to the same period the prior year. This decrease in total revenue was due predominately to investment losses of $22.9 million during the year ended December 31, 2020 as compared to investment gains of $20.6 million reported for the same period of 2019 and lower net investment income of $3.1 million for the year ended December 31, 2020 as compared to the same period during 2019.

Corporate pre-tax loss was $94.6 million for the year ended December 31, 2020 as compared to pre-tax income of $0.8 million for the same period of 2019.  The pre-tax loss was primarily due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets.  In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.  Further contributing to the pre-tax loss were higher operating expenses of $2.9 million, as well as the lower revenue discussed above.  The higher operating expenses of $2.9 million were primarily a result of higher professional service expenses of $4.2 million and higher occupancy and other general expenses of $1.2 million, partially offset by decreased salary and related expenses of $2.4 million, largely due to incentive compensation accrual adjustments, and decreased travel and related expenses of $0.1 million. The pre-tax loss was partially reduced by lower interest expense of $0.1 million.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2020, we had $9.6 million in unrestricted cash and cash equivalents, including $6.7 million held in premium and claim trust accounts, at the holding company and our non-insurance subsidiaries. As of that date, our insurance subsidiaries held $93.0 million of unrestricted cash and cash equivalents as well as $507.3 million in debt securities with an average modified duration of 0.8 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2021, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2020 and 2019 our insurance company subsidiaries paid $12.0 million and $15.5 million, respectively, in dividends to Hallmark.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. During 2020 our insurance subsidiaries paid $3.0 million in management fees to Hallmark and our non-insurance company subsidiaries.  During 2019 our insurance subsidiaries did not pay any management fees to Hallmark or our non-insurance company subsidiaries.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2020, our insurance company subsidiaries reported statutory capital and surplus of $211.6 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”)  As of December 31, 2020, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory net premium-to-surplus percentage for the years ended December 31, 2020 and 2019 was 207% and 195%, respectively.

Comparison of December 31, 2020 to December 31, 2019

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2020 were $639.2 million compared to $729.0 million at December 31, 2019. The primary reasons for this decrease in unrestricted cash and investments were decreases in investment fair values and cash used in operations.

Comparison of Years Ended December 31, 2020 and December 31, 2019

Net cash used by our consolidated operating activities was $69.3 million for the year ended December 31, 2020 compared to net cash flow provided by operations of $27.7 million for the year ended December 31, 2019.  The cash flow used by operations was driven by an increase in net paid claims (which includes $92.6 million net reinsurance premium paid in connection with the loss portfolio transfer reinsurance agreement closed during the third quarter of 2020),  decreased collected net premiums, increased paid operating expenses, lower collected investment income, lower collected commission and fee income and higher interest paid, partially offset lower taxes paid during the year ended December 31, 2020 as compared to the same period the prior year.

Net cash provided by investing activities during the year ended December 31, 2020 was $122.7 million as compared to net cash used in investing activities of $32.4 million for the prior year. The increase in cash provided by investing activities during the year ended December 31, 2020 was primarily comprised of an increase of $178.3 million in maturities, sales and redemptions of investment securities and a $2.5 million decrease in purchases of fixed assets, partially offset by an increase of $25.7 million in purchases of debt and equity securities.

The Company did not report any net cash from financing activities during the year ended December 31, 2020. Net cash used in financing activities during the year ended December 31, 2019 was $19.2 million as a result of  net proceeds from our senior unsecured note offering of $49.0 million and proceeds from the exercise of employee stock options of $1.5 million, partially offset by the $30.0 million repayment of the principal balance on our revolving credit facility and $1.3 million in repurchases of our common stock.

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

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 38% as of December 31, 2020.

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

Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  We may elect to defer payments of interest on the trust subordinated debt securities by extending the interest payment period for up to 20 consecutive quarterly periods.  During any such extension period, interest continues to accrue on the trust subordinated debt securities, as well as interest on such accrued interest.  In order to maintain compliance with the terms of our senior unsecured Notes, we have elected to defer payment of interest on the trust subordinated securities until our debt to capital ratio (as defined in the indenture governing the Notes) is less than 35%. The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at December 31, 2020	3.47%	3.12%

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 14. Principal Accountant Fees and Services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)     Financial Statements

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020 and  2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019 Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

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

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 28, 2017).

4.1	Description of registrant’s securities (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K for the year ended December 31, 2019).

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

4.5	Form of Junior Subordinated Debt Security Due 2035 (included in Exhibit 4.3 above).

4.6	Form of Capital Security Certificate (included in Exhibit 4.4 above).

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

10.2

First Amendment to Lease Agreement between BRI 1849 Legacy, LLC and Hallmark Financial Services, Inc. dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8 K filed January 21, 2015).

10.3

Assignment and Assumption of Lease Agreement and Bill of Sale between Equitymetrix, LLC and Hallmark Financial Services, Inc. dated March 1, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8 K filed March 2, 2016).

10.4

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

10.6*

Form of Indemnification Agreement between Hallmark Financial Services, Inc. and its officers and directors, adopted July 19, 2002 (incorporated by reference to Exhibit 10(c) to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.7*	Hallmark Financial Services, Inc. Amended and Restated 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 3, 2013).

10.8*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.9*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 3, 2005).

10.10*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K for the year ended December 31, 2013).

10.11*	Hallmark Financial Services, Inc. 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.12*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.13*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 2, 2015).

10.14*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed June 2, 2015).

10.15

Guarantee Agreement dated as of June 21, 2005, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

10.16

Guarantee Agreement dated as of August 23, 2007, by Hallmark Financial Services, Inc. for the benefit of the holders of trust preferred securities (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 24, 2007).

10.17*

Form of Confidentiality and Non-Solicitation Agreement dated May 29, 2015, between Hallmark Financial Services, Inc. and certain employees of the Company (incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2015).

21+	List of subsidiaries of the registrant.

23 (a)+	Consent of Independent Registered Public Accounting Firm.

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+	Certification of principal financial officer pursuant to 18 U.S.C. 1350.

101 INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*     Management contract or compensatory plan or arrangement.

+     Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

Exhibit 23(a)

Consent of Independent Registered Public Accounting Firm

Hallmark Financial Services, Inc. and subsidiaries
Dallas, Texas

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-140000), Form S-8 (No. 333-160050), Form S-8 (No. 333-210078) and S-3 (No. 333-231502) of Hallmark Financial Services, Inc. of our report dated March 15, 2021, relating to the consolidated financial statements and financial statement schedules, which appear in this annual report on Form 10-K for the year ended December 31, 2020.

/s/ BAKER TILLY US, LLP

Milwaukee, Wisconsin
March 15, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 15, 2021	By:	/s/ Mark E. Schwarz
Mark E. Schwarz, Chief Executive Officer and
President

Date:	March 15, 2021	By:	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Accounting Officer and Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2021	/s/ Mark E. Schwarz
Mark E. Schwarz, Chief Executive Officer and
President (principal executive officer)

Date:	March 15, 2021	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Accounting Officer and Senior Vice President (principal financial officer and principal accounting officer)

Date:	March 15, 2021	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 15, 2021	/s/ James H. Graves
James H. Graves, Director

Date:	March 15, 2021	/s/ Mark E. Pape
Mark E. Pape, Director

Date:	March 15, 2021	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Hallmark Financial Services, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the years ended December 31, 2020 and 2019, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for unpaid losses and loss adjustment expenses

Critical Audit Matter Description

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s reserves for unpaid losses and loss adjustment expenses reported on the balance sheet were $789.8 million at December 31, 2020. The Company establishes reserves for unpaid losses and loss adjustment expenses on reported and unreported claims of insured losses. Reserves for unpaid losses and loss adjustment expenses are estimated based on (i) claims reported, (ii) claims incurred but not reported, and (iii) projections of claim payments to be made in the future. The estimate is based on the Company’s historical claims experience and commonly used industry and actuarial practices.

Significant and complex judgments are required in estimating reserves given the subjectivity of incurred but not reported and projections of claim payments to be made in the future. Auditing these complex judgments and assumptions is especially challenging and requires significant auditor judgment and the use of specialized skill and knowledge.

How We Addressed the Matter in Our Audit

The principal audit procedures related to the reserves for unpaid losses and loss adjustment expenses included the following:

◾	We tested the effectiveness of controls related to the reserves for unpaid losses and loss adjustment expenses, including those over the Company’s estimates and projections and the completeness and accuracy of historical claims data used by management’s actuary.
◾	We evaluated the methods and assumptions used by the Company to estimate the reserves for unpaid losses and loss adjustment expenses by:
o	Testing the underlying claim data that served as the basis for the actuarial analysis, including historical claims, by selecting a sample of claims and corroborating key attributes of claims detail to ensure that the inputs to the actuarial estimate were complete and accurate
o	Assessing the reasonableness of the aforementioned assumptions used as applicable and comparing the Company’s prior year assumptions of expected development and ultimate loss to actual losses incurred during the year to assess the reasonableness of those assumptions, including consideration of potential bias, in the determination of the reserves for unpaid losses and loss adjustment expenses.
o	Engaging an actuarial specialist to evaluate past claims experience, current claim trends and actuarial estimates, including the length of claims and cost trends associated with claims. With the assistance of our actuarial specialist, we developed independent estimates for the reserves for unpaid losses and loss adjustment expenses, utilizing loss data and industry claim development factors, and compared our estimates to management’s estimates.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2019.

Milwaukee, Wisconsin

March 15, 2021

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

($ in thousands)

	December 31,	December 31,
	2020	2019

ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $502,167 in 2020 and $569,498 in 2019)	$507,279	$574,279
Equity securities (cost; $26,988 in 2020 and $71,895 in 2019)	29,388	99,215
Other investments (cost; $0 in 2020 and $3,763 in 2019)	—	2,169
Total investments	536,667	675,663
Cash and cash equivalents	102,580	53,336
Restricted cash	5,728	1,612
Ceded unearned premiums	138,926	164,221
Premiums receivable	120,332	148,288
Accounts receivable	5,967	4,286
Receivable for securities	913	12,581
Reinsurance recoverable	490,231	315,466
Deferred policy acquisition costs	17,840	22,994
Goodwill	—	44,695
Intangible assets, net	1,322	5,087
Federal income recoverable	25,642	8,995
Deferred federal income taxes, net	8,724	2,185
Prepaid expenses	2,648	2,603
Other assets	28,013	33,262
Total assets	$1,485,533	$1,495,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $844 in 2020 and $942 in 2019)	$49,156	$49,058
Subordinated debt securities (less unamortized debt issuance cost of $795 in 2020 and $846 in 2019)	55,907	55,856
Reserves for unpaid losses and loss adjustment expenses	789,768	620,355
Unearned premiums	320,806	388,926
Reinsurance payable	46,700	59,274
Pension liability	1,859	1,388
Payable for securities	—	1,648
Accounts payable and other accrued expenses	50,415	55,487
Total liabilities	1,314,611	1,231,992
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2020 and 2019	3,757	3,757
Additional paid-in capital	122,893	123,468
Retained earnings	68,915	160,570
Accumulated other comprehensive income	383	688
Treasury stock (2,730,673 shares in 2020 and 2,749,738 in 2019), at cost	(25,026)	(25,201)
Total stockholders’ equity	170,922	263,282
Total liabilities and stockholders’ equity	$1,485,533	$1,495,274

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

($ in thousands, except per share amounts)

	2020	2019
Gross premiums written	$743,368	$843,831
Ceded premiums written	(304,395)	(347,279)
Net premiums written	438,973	496,552
Change in unearned premiums	42,825	(59,675)
Net premiums earned	481,798	436,877

Investment income, net of expenses	12,920	20,604
Investment (losses) gains, net	(22,894)	20,618
Finance charges	5,705	7,026
Commission and fees	1,156	1,190
Other income	60	56
Total revenues	478,745	486,371

Losses and loss adjustment expenses	412,851	362,165
Operating expenses	126,266	117,360
Interest expense	5,326	5,410
Impairment of goodwill and other intangible assets	45,996	—
Amortization of intangible assets	2,468	2,468

Total expenses	592,907	487,403

Loss before tax	(114,162)	(1,032)
Income tax expense	(22,507)	(407)
Net loss	$(91,655)	$(625)

Net loss per share:
Basic	$(5.05)	$(0.03)
Diluted	$(5.05)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31, 2020 and 2019

($ in thousands)

	2020	2019
Net loss	$(91,655)	$(625)
Other comprehensive (loss) income:
Change in net actuarial (gain) loss	(662)	120
Tax effect on change in net actuarial gain (loss)	139	(25)
Unrealized holding gains arising during the period	709	13,645
Tax effect on unrealized holding gains arising during the period	(149)	(2,865)
Reclassification adjustment for gains included in net loss	(433)	(4,464)
Tax effect on reclassification adjustment for gains included in net loss	91	937
Other comprehensive (loss) income, net of tax	(305)	7,348
Comprehensive (loss) income	$(91,960)	$6,723

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

(In thousands)

					Accumulated
	Number		Additional		Other		Number	Total
	of		Paid-In	Retained	Comprehensive	Treasury	of	Stockholders’
	Shares	Par Value	Capital	Earnings	Income (loss)	Stock	Shares	Equity
Balance at January 1, 2019	20,873	$3,757	$123,168	$161,195	$(6,660)	$(25,928)	2,846	$255,532
Acquisition of treasury stock	—	—	—	—	—	(1,380)	134	(1,380)
Equity incentive plan activity	—	—	887	—	—	—	—	887
Shares issued under employee benefit plans	—	—	(587)	—	—	2,107	(230)	1,520
Net loss	—	—	—	(625)	—	—	—	(625)
Other comprehensive income, net of tax	—	—	—	—	7,348	—	—	7,348

Balance at December 31, 2019	20,873	$3,757	$123,468	$160,570	$688	$(25,201)	2,750	$263,282

Acquisition of treasury stock	—	—	—	—	—	—	—	—
Equity incentive plan activity	—	—	(400)	—	—	—	—	(400)
Shares issued under employee benefit plans	—	—	(175)	—	—	175	(19)	—
Net loss	—	—	—	(91,655)	—	—	—	(91,655)
Other comprehensive loss, net of tax	—	—	—	—	(305)	—	—	(305)

Balance at December 31, 2020	20,873	$3,757	$122,893	$68,915	$383	$(25,026)	2,731	$170,922

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

($ in thousands)

	2020	2019
Cash flows from operating activities:
Net loss	$(91,655)	$(625)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization expense	5,754	5,365
Deferred federal income tax (benefit) expense	(6,513)	817
Investment losses (gains), net	22,894	(20,618)
Share-based payments expense	(400)	887
Impairment of goodwill and other intangibles	45,996	—
Change in ceded unearned premiums	25,295	(31,190)
Change in premiums receivable	27,956	(28,510)
Change in accounts receivable	(1,681)	(2,667)
Change in deferred policy acquisition costs	5,154	(8,703)
Change in reserves for losses and loss adjustment expenses	169,413	93,108
Change in unearned premiums	(68,120)	90,865
Change in reinsurance recoverable	(174,765)	(63,437)
Change in reinsurance payable	(12,574)	(8,054)
Change in federal income tax recoverable	(16,647)	(8,999)
Change in all other liabilities	(4,452)	5,158
Change in all other assets	5,018	4,273
Net cash (used in) provided by operating activities	(69,327)	27,670
Cash flows from investing activities:
Purchases of property and equipment	(1,667)	(4,188)
Purchases of investment securities	(285,507)	(259,769)
Maturities, sales and redemptions of investment securities	409,861	231,603
Net cash provided by (used in) investing activities	122,687	(32,354)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	—	1,520
Payment of revolving credit facility	—	(30,000)
Payment of debt issuance costs	—	(979)
Proceeds from senior unsecured note offering	—	50,000
Purchase of treasury shares	—	(1,380)
Net cash provided by financing activities	—	19,161
Increase in cash and cash equivalents and restricted cash	53,360	14,477
Cash and cash equivalents and restricted cash at beginning of period	54,948	40,471
Cash and cash equivalents and restricted cash at end of period	$108,308	$54,948

The accompanying notes are an integral part of the consolidated financial statements

1.	Accounting Policies:

General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, the “Company,” “we,” “us” or “our”) is an insurance holding company engaged in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services.

We market, distribute, underwrite and service our property/casualty insurance products primarily through business units organized by products and distribution channel. Our business units are supported by our insurance company subsidiaries.  Our Commercial Auto business unit offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit offers general aviation and, until exited during 2020, satellite launch property/casualty insurance products and services, as well as certain specialty programs.  Our Commercial Accounts business unit offers package and monoline property/casualty and occupational accident insurance products.  Effective June 1, 2016 we ceased marketing new or renewal occupational accident policies.  Our former Workers Compensation operating unit specialized in small and middle market workers compensation business. Effective July 1, 2015, we no longer market or retain any risk on new or renewal workers compensation policies. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services. Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

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

Subordinated debt securities: Our trust preferred securities are reported at carry value of $55.9 million and $55.9 million, and had a fair value of $26.6 million and $41.7 million, as of December 31, 2020 and 2019, respectively, and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Senior unsecured notes due 2029:  Our senior unsecured notes payable due in 2029 had a carry value of $49.1 million and $49.1 million and a fair value of $54.3 million and $49.8 million, as of December 31, 2020 and 2019, respectively.  Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For reinsurance balances, premiums receivable, federal income tax recoverable/payable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Investments

Debt securities available-for-sale are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (“AOCI”), net of related tax effects. Debt securities that are determined to have other-than-temporary impairment are recognized as a loss on investments in the consolidated statements of operations for the portion that is related to credit deterioration with the remaining portion recognized in other comprehensive income. Debt security premiums and discounts are amortized into earnings using the effective interest method. Maturities of debt securities and sales of equity securities are recorded in receivable for securities until the cash is settled. Purchases of debt and equity securities are recorded in payable for securities until the cash is settled.

Equity securities are reported at fair value with changes in fair value recognized in net income.  Equity securities with readily determinable fair values are not required to be evaluated for other-than-temporary impairment.

Other investments as of December 31, 2019 consisted of an equity warrant which was reported at fair value. Unrealized gains and losses are reported in the statement of operations as a component of net realized gains (losses).

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

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly direct commission, premium taxes, underwriting, marketing expenses and ceding commission) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and recognized to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2020 and 2019, we deferred ($152.7) million and ($156.8) million of direct policy acquisition costs and amortized $165.6 million and $141.0 million of deferred direct policy acquisition costs, respectively. During 2020 and 2019, we deferred $79.0 million and $160.8 million of ceding commission acquisition costs and amortized ($86.7) million and ($153.7) million of deferred ceding commission acquisition costs, respectively. Therefore, the net amortization (deferrals) of policy acquisition costs were $5.2 million and ($8.7) million for 2020 and 2019, respectively.

Goodwill and Intangible Assets, net

We account for our goodwill and intangible assets according to ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The quantitative impairment test requires an impairment loss be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). We have elected to perform our goodwill impairment test on the first day of the fourth quarter, October 1, of each year.  In connection with our normal process for evaluating impairment triggering events, during the first quarter of 2020 we determined that a significant decline in market capitalization below the Company’s stockholders’ equity indicated the impairment of the goodwill and indefinite-lived intangible assets included on the  balance sheet.  As a result, the Company took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020.  Consequently, as of December 31, 2020 there was no goodwill reported on our consolidated balance sheet.

Leases

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2032. Some of these leases include rent escalation provisions throughout the term of the lease. We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as a right of use asset and a lease obligation.

Right of use assets and lease obligations are classified in other assets and in accounts payable and other accrued expenses, respectively, on our consolidated balance sheets. (see Note 21)

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $36.3 million and $34.6 million, at December 31, 2020 and 2019, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years) or the life of the lease, whichever is shorter.  Property and equipment includes $2.9million and $3.4 million of leasehold incentives at December 31, 2020 and 2019, respectively, from the adoption of ASU 2016-02, “Leases (Topic 842)” effective January 1, 2019.  Depreciation expense for 2020 and 2019 was $3.3 million and $3.0 million, respectively.  Accumulated depreciation was $27.1 million and $23.8 million at December 31, 2020 and 2019, respectively. Under ASC 360, “Impairment or disposal of long-lived assets,” property and equipment is tested for impairment annually

Variable Interest Entities

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

We are also involved in the normal course of business with variable interest entities primarily as a passive investor in mortgage-backed securities and certain corporate bank loans issued by third party variable interest entities. The maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the consolidated balance sheets.

Losses and Loss Adjustment Expenses

Losses and LAE represent the estimated ultimate net cost of all reported and unreported losses incurred through December 31, 2020 and 2019.  The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses. These estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, we believe that the reserves for unpaid losses and LAE are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies.  Insurance policy fees are earned as of the effective date of the policy.  Upon cancellation, any unearned premium is refunded to the insured.  Insurance premiums written include gross policy fees of $7.2 million and $8.7 million for the years ended December 31, 2020 and 2019, respectively.

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

Adoption of New Accounting Pronouncements

On August 28, 2018, the FASB issued ASU 2018-13, “Fair Value Measurement: Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement” (Topic 820), which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements.  The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). Finally, for investments measured at net asset value, the requirements have been modified so that the timing of liquidation and the date when restrictions from redemption might lapse are only disclosed if the investee has communicated the timing to the entity or announced the timing publicly. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Since the amendments were only disclosure related, our financial statements were not materially impacted by this update.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additionally, ASU 2016-02 modifies current guidance for lessors' accounting. ASU 2016-02 is effective for interim and annual reporting periods beginning on or after January 1, 2019, with early adoption permitted. During 2018, the FASB issued several amendments and targeted improvements to ease the application of the standard, including the addition of a transition approach that gave the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption. We adopted the standard on its effective date of January 1, 2019. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. As of December 31, 2020, $14.0 million of right-of-use assets and $15.9 million of lease liabilities for operating leases were included in the other assets and other liabilities line items of the balance sheet, respectively, as a result of the adoption of this update.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been changed to a new reference rate, but we will continue to evaluate our contracts and the effects of this standard on our condensed consolidated financial statements prior to adoption.

In December 2019, the FASB issued updated guidance for accounting for income taxes.  The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in the existing guidance and amending other existing guidance to simplify several other income tax accounting matters.  The updated guidance is effective for the quarter ending March 31, 2021.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financials position or liquidity.

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

2.	Investments:

The cost or amortized cost and the estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2020
U.S. Treasury securities and obligations of U.S. Government	$179,259	$487	$-	$179,746
Corporate bonds	214,666	5,086	(384)	219,368
Corporate bank loans	53,650	3	(871)	52,782
Municipal bonds	49,833	756	(50)	50,539
Mortgage-backed	4,759	114	(29)	4,844
Total debt securities	502,167	6,446	(1,334)	507,279
Total equity securities	26,988	5,648	(3,248)	29,388
Total other investments	—	—	—	—
Total investments	$529,155	$12,094	$(4,582)	$536,667

As of December 31, 2019
U.S. Treasury securities and obligations of U.S. Government	$66,441	$162	$(3)	$66,600
Corporate bonds	297,601	3,387	(163)	300,825
Corporate bank loans	115,669	556	(468)	115,757
Municipal bonds	81,787	1,531	(48)	83,270
Mortgage-backed	8,000	46	(219)	7,827
Total debt securities	569,498	5,682	(901)	574,279
Total equity securities	71,895	35,028	(7,708)	99,215
Total other investments	3,763	—	(1,594)	2,169
Total investments	$645,156	$40,710	$(10,203)	$675,663

Major categories of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019
U.S. Treasury securities and obligations of U.S. Government	$885	$916
Corporate bonds	7,223	7,317
Corporate bank loans	1,688	6,028
Municipal bonds	2,347	3,907
Mortgage-backed	192	311
Equity securities	1,369	2,364
Cash and cash equivalents	—	766
	13,704	21,609
Investment expenses	(784)	(1,005)
Investment income, net of expenses	$12,920	$20,604

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2020 or 2019.

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
U.S. Treasury securities and obligations of U.S. Government	$(3)	$—
Corporate bonds	959	235
Corporate bank loans	40	(34)
Municipal bonds	1,397	4,270
Mortgage-backed	—	—
Equity securities	3,472	(7)
Other investments	(3,740)	—
Gain on investments	2,125	4,464
Other-than-temporary impairments	(1,692)	—
Unrealized (losses) gains on equity securities	(24,921)	15,133
Unrealized gains on other investments	1,594	1,021
Investment (losses) gains, net	$(22,894)	$20,618

We realized gross gains on investments of $22.8 million and $5.0 million during the years ended December 31, 2020 and 2019, respectively, of which $21.0 million and $4.1 million were from the sales of securities during the years ended December 31, 2020 and 2019, respectively. We realized gross losses on investments of $20.7 million and $0.5 million during the years ended December 31, 2020 and 2019, respectively, of which $20.2 million and $0.1 million was from the sale of securities during the years ended December 31, 2020 and 2019, respectively. We recorded proceeds from the sale of investment securities of $155.0 million and $13.0 million during the years ended December 31, 2020 and 2019, respectively.  Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2020 and December 31, 2019 (in thousands):

	As of December 31, 2020
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$—	$—	$—	$—
Corporate bonds	7,801	(186)	3,556	(198)	11,357	(384)
Corporate bank loans	45,233	(559)	4,144	(312)	49,377	(871)
Municipal bonds	2,859	(33)	1,154	(17)	4,013	(50)
Mortgage-backed	635	(25)	14	(4)	649	(29)
Total debt securities	56,528	(803)	8,868	(531)	65,396	(1,334)
Total equity securities	9,572	(1,610)	1,848	(1,638)	11,420	(3,248)
Total other investments	—	—	—	—	—	—
Total investments	$66,100	$(2,413)	$10,716	$(2,169)	$76,816	$(4,582)

	As of December 31, 2019
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$5,513	$(3)	$5,513	$(3)
Corporate bonds	27,268	(144)	1,150	(19)	28,418	(163)
Corporate bank loans	9,000	(41)	10,228	(427)	19,228	(468)
Municipal bonds	4,808	(29)	1,618	(19)	6,426	(48)
Mortgage-backed	1,712	(101)	562	(118)	2,274	(219)
Total debt securities	42,788	(315)	19,071	(586)	61,859	(901)
Total equity securities	10,905	(2,363)	6,093	(5,345)	16,998	(7,708)
Total other investments	—	—	2,169	(1,594)	2,169	(1,594)
Total investments	$53,693	$(2,678)	$27,333	$(7,525)	$81,026	$(10,203)

We held a total of 81 debt securities with an unrealized loss, of which 64 were in an unrealized loss position for less than one year and 17 were in an unrealized loss position for a period of one year or greater, as of December 31, 2020. We held a total of 61 debt securities with an unrealized loss, of which 41 were in an unrealized loss position for less than one year and 20 were in an unrealized loss position for a period of one year or greater, as of December 31, 2019. We held a total of 13 equity securities with an unrealized loss, of which six were in an unrealized loss position for less than one year and seven were in an unrealized loss position for a period of one year or greater, as of December 31, 2020. We held a total of nine equity securities with an unrealized loss, of which seven were in an unrealized loss position for less than one year and two were in an unrealized loss position for a period of one year or greater, as of December 31, 2019. We consider these losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at December 31, 2020 were due predominately to normal market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We recognized $1.7 million of other-than-temporary impairment on debt securities during 2020. We did not recognize an impairment loss during 2019.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.  During 2020 we disposed of one previously impaired security and recognized no gain or loss on disposal.  During 2019 we disposed of six previously impaired securities and recognized a realized gain of $4.1 million.

Equity Investments: Equity investments that are not consolidated or accounted for under the equity method of accounting are measured at fair value with changes in fair value recognized in net income each reporting period.  Equity securities with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

Details regarding the carrying value of the other invested assets portfolio as of December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
	2020	2019
Investment Type
Equity warrant	$—	$2,169
Total other investments	$—	$2,169

We acquired this equity warrant in an active market and disposed of it during the fourth quarter of 2020. It entitled us to buy the underlying common stock of a publicly traded company at a fixed exercise price until the expiration date of January 19, 2021.

The amortized cost and estimated fair value of debt securities at December 31, 2020 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$255,768	$257,246
Due after one year through five years	200,343	203,625
Due after five years through ten years	28,632	28,363
Due after ten years	12,665	13,202
Mortgage-backed	4,759	4,843
	$502,167	$507,279

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $29.7 million at December 31, 2020 and a carrying value of $28.9 million at December 31, 2019.

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

Level 2 investment securities include corporate bonds, corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. We have not adjusted any prices received from third party pricing services. There were no transfers between Level 1 and Level 2 securities during 2020 or 2019.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019 (in thousands).

	As of December 31, 2020
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$179,746	$—	$179,746
Corporate bonds	—	219,020	348	219,368
Corporate bank loans	—	52,782	—	52,782
Municipal bonds	—	50,539	—	50,539
Mortgage-backed	—	4,844	—	4,844
Total debt securities	—	506,931	348	507,279
Total equity securities	29,388	—	—	29,388
Total other investments	—	—	—	—
Total investments	$29,388	$506,931	$348	$536,667

	As of December 31, 2019
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$66,600	$—	$66,600
Corporate bonds	—	300,486	339	300,825
Corporate bank loans	—	115,757	—	115,757
Municipal bonds	—	83,270	—	83,270
Mortgage-backed	—	7,827	—	7,827
Total debt securities	—	573,940	339	574,279
Total equity securities	99,215	—	—	99,215
Total other investments	2,169	—	—	2,169
Total investments	$101,384	$573,940	$339	$675,663

Due to significant unobservable inputs into the valuation model for one corporate bond as of December 31, 2020 and 2019, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond classified as level 3 in 2020 and 2019 is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2020 and 2019 (in thousands).

	2020	2019
Beginning balance as of January 1	$339	$291
Sales	—	—
Settlements	—	—
Purchases	—	—
Issuances	—	—
Total realized/unrealized gains included in net income	9	48
Net gain included in other comprehensive income	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance as of December 31	$348	$339

There were no transfers into or out of Level 3 during the years ended December 31, 2020 or 2019.  We account for transfers as they occur.

4.	Acquisitions, Goodwill and Intangible Assets:

Goodwill is tested for impairment at the reporting unit level (business unit or one level below a business unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the E&S Casualty and Aerospace & Programs business units for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2019 included goodwill of acquired businesses of $44.7 million that was assigned to our business units as follows: Commercial Accounts business unit - $2.1 million; Commercial Auto business units - $21.3 million; E&S Casualty business unit - $6.3 million (comprised of $2.6 million for the primary/excess liability and public entity component and $3.7 million for the E&S package component); Aerospace & Programs business unit- $9.7 million (comprised entirely of the general aviation component); and Specialty Personal Lines business unit - $5.3 million. This amount had been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually.  In connection with our normal process for evaluating impairment triggering events, during the first quarter of 2020 we determined that a significant decline in  our market capitalization below our stockholders’ equity indicated the impairment of goodwill and indefinite-lived intangible assets included in our balance sheet.  As a result, we took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020.  As a result, as of December 31, 2020 there was no goodwill or indefinite-lived intangibles reported on our  consolidated balance sheet.

During 2019, we completed the first step prescribed by ASC 350 for testing for impairment and determined that there was no impairment.

We have obtained various intangible assets from several acquisitions. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31
	2020	2019
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	—	1,300
Total gross carrying amount	43,084	44,384

Accumulated Amortization:
Customer/agent relationships	(30,990)	(28,752)
Tradename	(3,305)	(3,078)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(4,235)	(4,235)
Total accumulated amortization	(41,762)	(39,297)
Total net carrying amount	$1,322	$5,087

We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2021	$503
2022	$501
2023	$318
2024	$—
2025	$—

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer/ agent relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

5.	Other Assets:

The following table details our other assets as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Profit sharing commission receivable	$26	$26
Accrued investment income	2,928	4,483
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	9,222	10,843
Right of use asset	13,986	16,044
Other assets	149	164
	$28,013	$33,262

6.	Reserves for Losses and Loss Adjustment Expenses:

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2020	2019
Balance at January 1	$620,355	$527,247
Less reinsurance recoverable	272,604	221,716
Net balance at January 1	347,751	305,531

Incurred related to:
Current year	332,863	301,265
Loss portfolio transfer	21,700	—
Prior years	58,288	60,900
Total incurred	412,851	362,165

Paid related to:
Current year	113,312	127,610
Loss portfolio transfer	21,700	—
Prior years	185,407	192,335
Total paid	320,419	319,945

Net balance at December 31	440,183	347,751
Plus reinsurance recoverable	349,585	272,604
Balance at December 31	$789,768	$620,355

The $58.3 million unfavorable net development and $60.9 million unfavorable net development in prior accident years recognized in 2020 and 2019, respectively, represent changes in our loss reserve estimates.  In 2020 and 2019, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. The unfavorable prior year reserve development during the twelve months ended December 31, 2020 was primarily driven by the continued emergence of increased frequency and severity trends in our primary commercial automobile lines of business within our Commercial Auto business unit, which was representative of industry trends, as well as unfavorable development in our general liability lines within our E&S Casualty business unit and our Standard Commercial Segment, as well as our personal automobile liability line in our Specialty Personal Lines business unit. The unfavorable prior year reserve development during the twelve months ended December 31, 2019 was primarily driven by increased frequency and severity trends in our primary commercial auto lines of business within our Commercial Auto business unit, which was representative of industry trends, as well as unfavorable development in our general liability lines within our E&S Casualty business unit.  Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	December 31,
	2020	2019
Specialty Commercial Segment	$45,808	$60,138
Standard Commercial Segment	3,357	726
Personal Segment	9,123	36
Corporate	—	—
Total unfavorable net prior year development	$58,288	$60,900

The following describes the primary factors behind each segment’s prior accident year loss reserve development for the years ended December 31, 2020 and 2019:

Year ended December 31, 2020:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2018 and prior accident years primarily in the commercial automobile liability line of business, partially offset by favorable development primarily in the commercial automobile line of business in the 2019 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2018 and prior accident years, partially offset by favorable development in the 2019 accident year. We experienced net favorable development in our E&S Property and Aerospace & Programs business units, partially offset by net unfavorable development in our Professional Liability.
●	Standard Commercial Segment. Our Commercial Accounts business operating unit experienced net unfavorable development in the 2018 and prior accident years primarily in the general liability line of business, partially offset by net favorable development primarily in the commercial property and commercial automobile liability lines of business in the 2019 accident year and net favorable development primarily in the 2017 accident year in the occupational accident line of business. Our former Workers Compensation operating unit experienced net favorable development primarily in the 2014 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2016, 2014 and 2012 and prior accidents years, partially offset by favorable development in the 2017, 2015 and 2013 accident years.

Year ended December 31, 2019:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2017 and prior accident years primarily in the commercial automobile liability line of business, partially offset by favorable development primarily in the commercial automobile line of business in the 2018 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2018 and prior accident years. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.
●	Standard Commercial Segment. Our Commercial Accounts business operating unit experienced net unfavorable development in the 2017, 2016, 2015 and 2013 and prior accident years primarily in the general liability line of business, partially offset by net favorable development primarily in the commercial property line of business in the 2018 and 2014 accident years and net favorable development primarily in the 2015 accident year in the occupational accident line of business. Our former Workers Compensation operating unit experienced net favorable development primarily in the 2015 accident year.

●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2016, 2014 and 2012 and prior accidents years, partially offset by favorable development in the 2017, 2015 and 2013 accident years.

Reserves for unpaid losses and LAE represent management’s  best estimate of our ultimate liabilities, based on currently known facts, current law, current technology and assumptions considered reasonable where facts are not known. Due to the significant uncertainties and related management judgments, there can be no assurance that future favorable or unfavorable loss development, which may be material, will not occur.

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

Incurred & Paid Claims Development Disclosures

The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance for our primary lines of business with similar claims duration periods. The incurred and paid losses by accident year information presented for all lines of business with similar claim duration periods in the below tables for calendar years prior to 2016 is required supplementary information and is unaudited. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2020 ($ in thousands):

Commercial Auto Liability

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$49,933	$52,099	$55,934	$55,853	$55,259	$53,587	$53,691	$55,775	$57,499	$57,502	$52	3,299
2012		60,844	69,628	68,225	71,515	73,153	75,464	75,657	76,333	75,907	4	3,645
2013			93,692	86,902	90,726	96,974	102,031	103,379	103,571	105,448	(132)	4,694
2014				102,053	93,187	99,280	106,138	113,357	116,373	120,417	(1,657)	5,258
2015					106,133	106,608	125,161	133,574	135,774	141,197	443	5,919
2016						111,913	115,044	121,714	137,690	140,794	(47)	6,118
2017							125,315	119,583	148,563	154,993	(437)	6,265
2018								119,070	118,334	110,052	6,965	5,257
2019									118,351	128,652	46,179	3,886
2020										101,568	65,968	2,645
									Total	$1,136,532

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$8,288	$27,773	$44,227	$49,793	$52,261	$52,928	$53,203	$53,276	$53,275	$57,450
2012		12,859	30,046	46,510	59,883	69,026	72,907	75,190	75,039	75,893
2013			13,333	40,670	63,255	83,184	93,554	101,146	106,894	105,194
2014				17,145	43,078	67,410	88,823	107,912	112,617	121,683
2015					18,108	48,239	95,056	123,668	141,678	139,605
2016						19,788	53,398	106,707	129,761	133,918
2017							22,578	77,884	133,880	143,791
2018								26,101	49,912	86,894
2019									16,812	39,632
2020										14,491
									Total	$918,550
				All outstanding liabilities before 2011, net of reinsurance						1,017
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$218,999

Casualty

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$14,331	$11,675	$12,942	$12,529	$11,855	$11,510	$11,407	$11,265	$11,660	$11,542	$103	720
2012		13,020	11,301	13,098	12,230	13,330	12,390	11,852	12,944	13,400	(393)	655
2013			13,379	12,002	12,384	12,792	12,874	12,205	13,330	13,274	(394)	629
2014				15,590	14,007	12,034	11,663	11,676	13,167	13,140	(344)	708
2015					17,362	16,746	15,046	15,266	15,945	16,931	(298)	741
2016						16,039	16,513	16,927	18,625	17,508	(897)	757
2017							17,845	15,751	20,360	18,023	(781)	1,208
2018								23,056	24,590	23,856	766	1,827
2019									34,610	43,426	10,666	2,693
2020										62,464	40,788	6,752
									Total	$233,564

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$2,340	$4,292	$6,007	$8,334	$9,292	$9,642	$9,868	$11,149	$11,204	$11,294
2012		1,337	2,666	6,096	8,037	10,255	10,938	11,357	12,572	12,725
2013			1,331	3,190	5,461	9,212	11,134	11,866	12,255	12,478
2014				1,829	4,196	5,499	8,075	11,327	12,365	13,003
2015					1,420	4,133	8,258	13,553	16,158	15,729
2016						1,753	5,672	11,269	16,442	17,111
2017							2,900	5,884	11,268	16,264
2018								2,708	8,027	15,363
2019									2,526	17,177
2020										6,176
									Total	$137,320
				All outstanding liabilities before 2011, net of reinsurance						1,059
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$97,302

Commercial Accounts

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$49,375	$46,540	$45,723	$41,721	$41,081	$40,745	$40,100	$38,585	$38,585	$38,492	$145	2,915
2012		47,194	48,085	44,625	42,632	41,451	40,350	38,669	38,669	39,462	228	2,711
2013			46,413	47,385	46,990	43,917	42,822	39,567	40,211	40,141	216	2,804
2014				46,280	46,470	43,806	43,806	43,673	42,463	42,503	411	2,741
2015					40,966	42,580	41,429	38,385	39,287	39,206	931	2,576
2016						43,327	43,449	41,983	43,111	45,267	1,662	2,539
2017							40,943	42,704	43,579	44,732	1,971	2,733
2018								42,898	41,290	44,590	4,879	2,591
2019									37,984	34,616	4,149	2,689
2020										40,356	19,332	2,574
									Total	$409,365

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$22,002	$30,811	$33,701	$35,333	$36,302	$37,214	$38,253	$38,311	$38,228	$38,278
2012		22,264	30,096	32,378	34,597	35,943	37,808	38,044	38,211	38,518
2013			19,386	29,586	33,927	36,225	37,947	38,892	39,329	39,560
2014				21,322	31,150	33,544	36,775	39,185	41,162	41,658
2015					16,557	28,501	30,974	35,238	35,611	37,135
2016						19,776	29,456	35,035	39,417	40,828
2017							16,644	28,813	36,650	41,631
2018								19,233	29,381	33,546
2019									17,490	26,233
2020										13,942
									Total	$351,328
				All outstanding liabilities before 2011, net of reinsurance						1,566
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$59,603

Aviation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$12,330	$11,299	$9,759	$9,729	$9,829	$9,884	$10,045	$10,028	$10,028	$10,028	$—	305
2012		10,988	10,738	10,353	10,336	10,024	10,021	9,941	9,941	9,446	—	229
2013			10,236	11,304	10,295	9,563	10,057	10,649	10,252	10,297	—	231
2014				3,179	3,654	3,627	3,558	3,566	3,567	3,567	—	201
2015					1,870	1,709	1,643	1,631	1,630	1,635	1	198
2016						2,330	2,241	2,119	2,219	2,220	4	292
2017							2,325	2,082	2,079	2,178	11	320
2018								2,382	1,990	2,565	49	336
2019									5,246	4,525	119	290
2020										3,487	884	270
									Total	$49,948

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$6,313	$8,894	$8,924	$9,311	$9,546	$9,628	$10,028	$10,028	$10,028	$10,028
2012		5,641	8,486	9,672	10,049	10,041	10,041	10,041	9,941	9,446
2013			6,537	9,493	9,584	9,356	9,944	10,456	10,242	10,281
2014				2,779	3,105	3,259	3,327	3,565	3,567	3,567
2015					958	1,405	1,520	1,601	1,630	1,634
2016						1,469	1,907	1,918	2,082	2,216
2017							1,260	1,837	2,021	2,054
2018								1,716	2,237	2,368
2019									2,911	3,787
2020										2,120
									Total	$47,501
				All outstanding liabilities before 2011, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$2,448

Runoff

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$10,861	$9,949	$9,433	$7,547	$6,185	$6,678	$6,741	$6,659	$6,637	$4,666	$106	965
2012		4,804	4,469	3,597	3,358	2,821	2,636	2,752	2,752	2,773	91	714
2013			9,069	10,143	9,713	9,257	9,257	9,472	9,486	9,483	228	1,337
2014				9,208	9,338	9,762	10,076	10,452	10,463	10,292	719	1,027
2015					8,605	7,277	8,624	8,892	8,420	8,526	186	822
2016						3,553	4,733	4,365	4,416	4,425	—	462
2017							450	465	415	403	60	66
2018								—	—	—	—	—
2019									—	—	—	—
2020										—	—	—
									Total	$40,568

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$2,897	$4,308	$5,208	$4,968	$4,838	$5,227	$5,427	$5,483	$5,357	$5,630
2012		1,181	2,107	2,411	2,594	2,583	2,600	2,602	2,675	2,675
2013			3,737	6,825	7,882	8,350	8,809	8,961	9,010	9,050
2014				2,933	5,972	7,970	9,004	9,210	9,323	9,487
2015					2,528	5,744	7,328	8,049	8,495	8,512
2016						1,732	2,550	3,743	4,418	4,425
2017							111	171	203	282
2018								—	—	—
2019									—	—
2020										—
									Total	$40,062
				All outstanding liabilities before 2011, net of reinsurance						1,720
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$2,226

Programs

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$317	$196	$196	$196	$196	$196	$196	$196	$196	$196	$—
2012		3,001	2,045	2,045	3,885	2,045	2,045	2,045	2,045	2,045	—	3
2013			1,595	2,543	1,561	2,076	2,302	2,302	2,302	2,302	—	2
2014				1,623	666	2,039	1,575	1,575	1,575	1,575	—	5
2015					1,683	1,629	752	752	752	752	—	2
2016						478	1,200	1,178	1,178	1,178	—	1
2017							955	1,775	1,801	1,982	15	65
2018								3,598	4,368	4,222	104	770
2019									5,407	9,150	809	977
2020										6,737	2,130	652
									Total	$30,139

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$196	$196	$196	$196	$196	$196	$196	$196	$196	$196
2012		2,045	2,045	2,045	2,045	2,045	2,045	2,045	2,045	2,045
2013			1,489	1,561	1,561	2,076	2,302	2,302	2,302	2,302
2014				758	1,502	1,575	1,575	1,575	1,575	1,575
2015					1,515	1,629	752	752	752	752
2016						1,139	1,139	1,178	1,178	1,178
2017							36	1,556	1,551	1,967
2018								911	1,290	3,778
2019									4,501	7,794
2020										2,908
									Total	$24,495
				All outstanding liabilities before 2011, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$5,644

Personal Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$75,746	$77,652	$87,810	$86,757	$86,804	$86,948	$86,853	$87,199	$87,198	$87,087	$—	31,615
2012		58,604	73,795	70,552	71,513	72,042	72,037	72,076	72,100	72,123	—	23,940
2013			55,706	59,132	60,100	60,211	60,379	60,328	60,310	60,286	—	23,472
2014				5,452	5,340	6,243	6,699	6,504	6,518	6,578	—	19,293
2015					23,104	25,682	25,307	25,136	25,102	25,185	—	23,376
2016						32,260	32,893	32,728	32,803	33,042	—	23,757
2017							23,342	21,968	21,926	22,547	—	16,810
2018								18,334	18,353	19,972	30	15,321
2019									56,009	63,722	(1,025)	25,627
2020										47,938	5,351	17,510
									Total	$438,481

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$46,416	$67,939	$83,497	$85,533	$86,217	$86,593	$86,660	$86,989	$87,045	$87,042
2012		37,860	64,278	68,849	70,807	71,995	72,055	72,094	72,124	72,138
2013			45,901	54,514	58,047	59,775	60,277	60,297	60,279	60,279
2014				2,515	4,418	5,631	6,428	6,566	6,580	6,583
2015					11,570	22,281	24,262	25,243	25,098	25,169
2016						21,669	30,646	32,260	32,777	32,991
2017							15,776	21,061	21,972	22,488
2018								11,137	18,009	19,628
2019									41,524	60,870
2020										32,746
									Total	$419,934
				All outstanding liabilities before 2011, net of reinsurance						50
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$18,597

Property

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$11,768	$12,289	$12,228	$12,406	$12,598	$12,616	$12,494	$12,551	$12,549	$12,549	$—	1,512
2012		18,518	17,541	18,119	17,743	17,768	18,005	17,974	17,963	17,963	—	1,629
2013			21,644	22,363	22,264	22,578	22,914	22,936	22,935	22,935	—	1,893
2014				22,551	21,950	21,862	21,793	21,852	21,876	21,932	(81)	2,037
2015					20,256	19,919	20,014	20,091	20,202	20,107	142	1,993
2016						20,734	22,838	22,632	22,789	22,781	(0)	2,031
2017							24,182	23,003	24,490	24,287	1	2,007
2018								22,822	18,694	19,611	114	1,064
2019									20,214	20,984	181	1,182
2020										41,487	12,769	1,330
									Total	$224,636

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$10,317	$12,354	$12,343	$12,370	$12,492	$12,541	$12,550	$12,551	$12,549	$12,549
2012		15,773	17,679	17,743	17,666	17,693	17,978	17,974	17,963	17,963
2013			17,785	21,452	21,864	22,197	22,826	22,936	22,935	22,935
2014				19,586	21,749	21,778	21,849	21,911	21,955	22,013
2015					17,513	19,500	19,928	20,134	19,953	19,965
2016						17,248	22,500	22,613	22,789	22,781
2017							18,703	22,059	23,821	24,179
2018								10,923	16,914	18,138
2019									11,344	18,895
2020										18,215
									Total	$197,634
				All outstanding liabilities before 2011, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$27,002

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows (in thousands):

	2020	2019
Net outstanding liabilities for losses and LAE

Commercial Auto Liability	$218,999	$189,896
Casualty	97,302	63,528
Commercial Accounts	59,603	51,200
Aviation	2,448	2,514
Runoff	2,226	3,109
Programs	5,644	4,234
Personal Segment	18,597	15,027
Property	27,002	11,489
Liabilities for unpaid losses and allocated loss adjustment expenses, net of reinsurance	431,821	340,997

Reinsurance recoverable on unpaid losses and LAE
Commercial Auto Liability	91,040	112,931
Casualty	122,341	91,900
Commercial Accounts	20,464	13,671
Aviation	10,143	9,469
Runoff	1,184	1,326
Programs	968	3,618
Personal Segment	5,613	11,752
Property	97,832	27,937
Total reinsurance recoverable on unpaid losses and LAE	349,585	272,604

Unallocated loss adjustment expenses
Commercial Auto Liability	1,850	1,383
Casualty	1,681	760
Commercial Accounts	2,643	2,732
Aviation	104	85
Runoff	170	170
Programs	61	63
Personal Segment	1,250	1,250
Property	603	311
Total unallocated loss adjustment expenses	8,362	6,754
Total reserves for unpaid losses and loss adjustment expenses	$789,768	$620,355

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Unaudited
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial Auto Liability	16.4%	24.6%	25.5%	15.9%	9.6%	4.8%	1.6%	1.0%	0.6%	—%
Casualty	9.7%	20.1%	22.6%	23.3%	12.6%	3.2%	3.0%	2.8%	1.9%	0.8%
Commercial Accounts	44.8%	26.3%	7.7%	7.1%	3.7%	3.1%	2.6%	2.1%	1.6%	1.0%
Aviation	64.5%	23.7%	5.0%	3.8%	3.2%	1.2%	0.6%	(2.0)%	—%	—%
Runoff	38.1%	27.9%	16.3%	8.5%	2.4%	1.9%	1.4%	1.4%	1.2%	0.9%
Programs	58.5%	35.8%	5.7%	—%	—%	—%	—%	—%	—%	—%
Personal Segment	56.0%	28.8%	8.9%	4.7%	0.9%	0.3%	0.1%	0.2%	0.1%	—%
Property	67.5%	25.0%	3.6%	2.2%	1.1%	0.6%	—%	—%	—%	—%
(1)	The average annual percentage payout is calculated from a paid losses and ALAE development pattern based on an actuarial analysis of the paid losses and ALAE movements by accident year for each disaggregation category. The paid losses and ALAE development pattern provides the expected percentage of ultimate losses and ALAE to be paid in each year. The pattern considers all accident years included in the claims development tables.
7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2020 and 2019 were with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for the last two years (in thousands):

	2020	2019
Premium Written :
Direct	$734,800	$836,797
Assumed	8,568	7,034
Ceded	(304,395)	(347,279)
Net premiums written	$438,973	$496,552

Premium Earned:
Direct	$803,034	$748,203
Assumed	8,454	4,763
Ceded	(329,690)	(316,089)
Net premiums earned	$481,798	$436,877

Reinsurance recoveries	$260,826	$211,768

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $55.6 million and $36.6 million as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the ultimate incurred losses were $177.6 million or $1.5 million in excess of the Hallmark Insurers’ loss corridor.  Our reinsurance recoverables of $490.2 million include $63.7 million related to the LPT as of December 31, 2020.

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

9.Senior Unsecured Notes:

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029. Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020. The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements. At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments. The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 38% as of December 31, 2020.

10.  Subordinated Debt Securities:

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

Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  We may elect to defer payments of interest on the trust subordinated debt securities by extending the interest payment period for up to 20 consecutive quarterly periods.  During any such extension period, interest continues to accrue on the trust subordinated debt securities, as well as interest on such accrued interest.  In order to maintain compliance with the terms of our senior unsecured Notes, we have elected to defer payment of interest on the trust subordinated securities until our debt to capital ratio (as defined in the indenture governing the Notes) is less than 35%. The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at December 31, 2020	3.47%	3.12%

11.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into business units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by business units into the following reportable segments:

●	Specialty Commercial Segment. Our Specialty Commercial Segment includes our Commercial Auto business unit which offers primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit which offers primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; our Professional Liability business unit which offers healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals, medical facilities and senior care facilities; and our Aerospace & Programs business unit which offers general aviation and, until discontinued during 2020, satellite launch property/casualty insurance products and services, as well as certain specialty programs.
●	Standard Commercial Segment. Our Standard Commercial Segment includes the package and monoline property/casualty and occupational accident insurance products and services handled by our Commercial Accounts business unit and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the former Workers Compensation operating unit ceased retaining any risk on new or renewal policies.
●	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines business unit.

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

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the pooling arrangement.

The following is additional business segment information for the twelve months ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Revenues
Specialty Commercial Segment	$350,412	$309,619
Standard Commercial Segment	69,819	68,179
Personal Segment	84,730	88,225
Corporate	(26,216)	20,348
Consolidated	$478,745	$486,371

Depreciation and Amortization Expense
Specialty Commercial Segment	$3,287	$3,158
Standard Commercial Segment	611	598
Personal Segment	1,024	1,227
Corporate	832	382
Consolidated	$5,754	$5,365

Interest Expense
Specialty Commercial Segment	$—	$—
Standard Commercial Segment	—	—
Personal Segment	—	—
Corporate	5,326	5,410
Consolidated	$5,326	$5,410

Tax (Benefit) Expense
Specialty Commercial Segment	$(1,212)	$(540)
Standard Commercial Segment	(599)	(331)
Personal Segment	(2,038)	168
Corporate	(18,658)	296
Consolidated	$(22,507)	$(407)

Pre-tax (loss) income
Specialty Commercial Segment	$(6,146)	$(1,371)
Standard Commercial Segment	(3,039)	(841)
Personal Segment	(10,338)	427
Corporate	(94,639)	753
Consolidated	$(114,162)	$(1,032)

The following is additional business segment information as of the following dates (in thousands):

	December 31,	December 31,
Assets:	2020	2019
Specialty Commercial Segment	$1,104,953	$1,082,804
Standard Commercial Segment	183,689	193,710
Personal Segment	133,310	164,685
Corporate	63,581	54,075
Consolidated	$1,485,533	$1,495,274

12.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2020	2019
Numerator for both basic and diluted earnings per share:
Net (loss) income	$(91,655)	$(625)

Denominator, basic shares	18,137	18,107
Effect of dilutive securities:
Stock-based compensation awards	—	—
Denominator, diluted shares	18,137	18,107

Basic (loss) earnings per share:	$(5.05)	$(0.03)

Diluted (loss) earnings per share:	$(5.05)	$(0.03)

We had 14,157 shares of common stock potentially issuable upon exercise of employee stock options for years ended December 31, 2020 and 2019, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  These instruments, to the extent not previously cancelled or exercised, expire in 2021.

13.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $16.8 million as of December 31, 2020.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2021, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2020 and 2019 our insurance company subsidiaries paid $12.0 million and $15.5 million, respectively, in dividends to Hallmark. The total restricted net assets of our insurance company subsidiaries as of December 31, 2020, was $154.2 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Our insurance subsidiaries paid $3.0 million in management fees to Hallmark and our non-insurance subsidiaries during 2020. Our insurance subsidiaries did not pay management fees to Hallmark and our non-insurance company subsidiaries during 2019.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus.  As of December 31, 2020 and 2019, our insurance company subsidiaries reported statutory capital and surplus of $211.6 million and $254.7 million, respectively, substantially greater than the minimum requirements for each state.  For the years ended December 31, 2020, and 2019, respectively, our insurance company subsidiaries reported a statutory net loss of $10.1 million and $10.2 million, respectively.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2020, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

14.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of December 31, 2020, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of December 31, 2020, restricted stock units representing the right to receive up to 530,236 shares of our common stock were outstanding under the 2015 LTIP.  There were no outstanding stock option awards under the 2015 LTIP as of December 31, 2020.

Stock Options:

Non-qualified stock options outstanding under the 2005 LTIP  vest 100% six months after the date of grant and terminate ten years from the date of grant.  The grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and was fully exercised prior to termination in 2019.

A summary of the status of our stock options as of December 31, 2020 and changes during the year then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2020	14,157	$6.99
Granted	—	—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2020	14,157	$6.99	1.0	$—
Exercisable at December 31, 2020	14,157	$6.99	1.0	$—

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

As of December 31, 2020, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during 2020 or 2019.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2017, 2018 and 2019 was $10.20, $10.87 and $18.10 per unit, respectively.  We incurred compensation expense (benefit) of ($400) thousand and $887 thousand related to restricted stock units during the years ended December 31, 2020 and 2019.  We recorded income tax benefit (expense) of ($84) thousand and $186 thousand related to restricted stock units during the years ended December 31, 2020 and 2019.

The following table details the status of our restricted stock units as of and for the years ended December 31, 2020 and 2019:

	Number of Restricted Stock Units
	2020	2019
Nonvested at January 1	353,491	338,897
Granted	—	97,804
Vested	(19,065)	—
Forfeited	(105,599)	(83,210)
Nonvested at December 31	228,827	353,491

As of December 31, 2020, there was $1.0 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $0.3 million of compensation cost related to unvested restricted stock units, of which $0.2 million is expected to be recognized in 2021 and $0.1 million is expected to be recognized in 2022.

15.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the twelve months ending December 31, 2020 and 2019  (in thousands) using a measurement date of December 31.

	2020	2019
Assumptions (end of period):
Discount rate used in determining benefit obligation	2.12%	2.98%
Rate of compensation increase	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(13,252)	$(12,376)

Projected benefit obligation	$(13,252)	$(12,376)
Fair value of plan assets	11,393	10,988
Funded status	$(1,859)	$(1,388)

Net actuarial loss	(4,672)	(4,010)
Accumulated other comprehensive loss	(4,672)	(4,010)
Prepaid pension cost	2,813	2,622
Net amount recognized as of December 31	$(1,859)	$(1,388)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,376	$11,687
Interest cost	355	454
Actuarial liability loss	1,352	1,083
Benefits paid	(831)	(848)
Benefit obligation as of end of period	$13,252	$12,376

Change in plan assets:
Fair value of plan assets as of beginning of period	$10,988	$9,669
Actual return on plan assets (net of expenses)	1,236	1,667
Employer contributions	—	500
Benefits paid	(831)	(848)
Fair value of plan assets as of end of period	$11,393	$10,988

Net periodic pension cost:
Service cost - benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	355	454
Expected return on plan assets	(684)	(607)
Recognized actuarial loss	138	143
Net periodic pension cost	$(191)	$(10)

Discount rate	2.98%	4.05%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A

Estimated future benefit payments by fiscal year (in thousands):

2021	$887
2022	$880
2023	$865
2024	$857
2025	$836
2026-2030	$3,830

As of December 31, 2020, the fair value of the plan assets was composed of cash and cash equivalents of $0.5 million, debt securities of $2.9 million and equity securities of $8.0 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2020. To develop the discount rate used in determining the benefit obligation we used the Findley AA Pension Discount Curve at the measurement date to match the timing and amounts of projected future benefits.  A corridor approach is used to amortize actuarial gains and losses.  We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We expect that we will not be required to make a contribution to the defined benefit cash balance plan during 2021. We expect our 2021 periodic pension cost to be $(265) thousand, the components of which are interest cost of $271 thousand, expected return on plan assets of ($709) thousand and amortization of actuarial loss of $173 thousand.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2020 and 2019.

	December 31
	2020	2019
Asset Category:
Debt securities	25%	31%
Equity securities	70%	64%
Other	5%	5%
Total	100%	100%

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019 (in thousands).

	As of December 31, 2020
	Quoted Prices in Active	Other Observable
	Markets for Identical	Inputs	Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
Debt securities	$—	$2,875	$—	$2,875
Equity securities	7,978	—	—	7,978
Total	$7,978	$2,875	$—	$10,853

	As of December 31, 2019
	Quoted Prices in Active
	Markets for Identical	Other Observable	Unobservable Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Debt securities	$—	$3,410	$—	$3,410
Equity securities	6,977	—	—	6,977
Total	$6,977	$3,410	$—	$10,387

Our plan assets also include cash and cash equivalents of $0.5 million and $0.6 million at December 31, 2020 and 2019, respectively, that are carried at cost which approximates fair value.

We also sponsor a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We did not contribute during the year ended December 31, 2020. We contributed $0.7 million for the year ended December 31, 2019.

16.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2020 and 2019, are as follows (in thousands):

	2020	2019
Deferred tax liabilities:
Deferred policy acquisition costs	$(3,746)	$(4,829)
Net unrealized holding gain on investments	(1,579)	(6,408)
Agency relationship	(11)	(17)
Intangible assets	—	(1,882)
Goodwill	—	(357)
Bond amortization	—	(77)
Fixed assets	(1,293)	(1,529)
Other	(343)	(315)
Total deferred tax liabilities	(6,972)	(15,414)

Deferred tax assets:
Unearned premiums	7,639	9,438
Amortization of non-compete agreements	—	36
Intangible assets	308	—
Pension liability	981	842
Net operating loss carry-forward	118	2,154
Unpaid loss and loss adjustment expense	4,688	3,284
Rent reserve	45	18
Bonus accrual	671	722
Deferred social security tax	356	—
Investment impairments	336	489
Other	554	616
Total deferred tax assets	15,696	17,599

Deferred federal income taxes, net	$8,724	$2,185

We concluded that no valuation allowance was necessary against our deferred tax assets as of December 31, 2020 and 2019.

A reconciliation of the income tax provisions based on the applicable statutory tax rate of 21% to the provisions reflected in the consolidated financial statements for the years ended December 31, 2020 and 2019, respectively, is as follows (in thousands):

	2020	2019
Computed expected income tax (benefit) expense at statutory tax rate	$(23,974)	$(217)
Meals and entertainment	28	102
Tax exempt interest	(300)	(421)
Dividends received deduction	(111)	(191)
Goodwill	7,410	—
State taxes (net of federal benefit)	223	414
Rate differential on NOL	(3,383)	—
True up	(2,369)	—
Other	(31)	(94)
Income tax benefit	$(22,507)	$(407)

Current income tax benefit	$(15,994)	$(1,224)
Deferred tax (benefit) expense	(6,513)	817
Income tax benefit	$(22,507)	$(407)

We have available, for federal income tax purposes, unused net operating loss carryforwards of $0.6 million at December 31, 2020. The Tax Cuts and Jobs Act of 2017 (“TCJA”) generally repealed the previous two year carry-back and 20 year carry-forward provision for net operating losses and adopted an indefinite carry-forward of net operating losses arising in tax years ending after December 31, 2017. However, the TCJA preserved present law for net operating losses of property/casualty insurance companies. Thus, our net operating losses may be carried-back two years and carried-forward 20 years. On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act grants taxpayers a five-year carry-back period for net operating losses arising in tax years beginning after December 31, 2017 and before January 1, 2021 (i.e. calendar years 2018, 2019 and 2020).

The net operating losses will expire if unused, as follows (in thousands):

Year
2022	$—
2028	2
2029	25
2031	45
2032	77
2033	73
2034	59
2035	33
2036	50
2037	29
2038	—
2039	—
Indefinite	168
$561

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2017. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2020.

17. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2020	2019

Cash and cash equivalents	$102,580	$53,336
Restricted cash	5,728	1,612
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$108,308	$54,948

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019

Interest paid	$4,860	$4,289

Income taxes paid	$653	$7,775

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$913	$12,581

Payable for securities related to investment purchases	$-	$1,648

18.	Commitments and Contingencies:

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et al. (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Schulze Matter”). The Company, its Chief Executive Officer and its former Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020. In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and by making positive statements about the Company’s business, operations and prospects that were allegedly materially misleading and/or lacked a reasonable basis. On July 21, 2020, the court appointed Rajeev Yalamanchili as Lead Plaintiff.  Lead Plaintiff filed an Amended Complaint on September 30, 2020.  The litigation is in its initial stages. The Company’s current policy is to expense legal costs as incurred. Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during 2020 and 2019.

As of December 31, 2020 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

19.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2020 and 2019 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2019	$(3,334)	$(3,326)	$(6,660)
Other comprehensive income:
Change in net actuarial loss	120	—	120
Tax effect on change in net actuarial loss	(25)	—	(25)
Unrealized holding gains arising during the period	—	13,645	13,645
Tax effect on unrealized gains arising during the period	—	(2,865)	(2,865)
Reclassification adjustment for gains included in net realized gains	—	(4,464)	(4,464)
Tax effect on reclassification adjustment for gains included in income tax expense	—	937	937
Other comprehensive income, net of tax	95	7,253	7,348

Balance at December 31, 2019	$(3,239)	$3,927	$688
Other comprehensive loss:
Change in net actuarial gain	(662)	—	(662)
Tax effect on change in net actuarial gain	139	—	139
Unrealized holding gains arising during the period	—	709	709
Tax effect on unrealized gains arising during the period	—	(149)	(149)
Reclassification adjustment for gains included in net realized gains	—	(433)	(433)
Tax effect on reclassification adjustment for gains included in income tax expense	—	91	91
Other comprehensive loss, net of tax	(523)	218	(305)
Balance at December 31, 2020	$(3,762)	$4,145	$383

20.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2020 and 2019.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2020 and 2019 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

21. Leases:

We adopted ASU 2016-02, “Leases, (Topic 842)” on January 1, 2019, which resulted in the recognition of operating leases on the balance sheet in 2019 and going forward. See Note 1 for more information on the adoption of ASU 2016-02. Right-

of-use assets are included in the other assets line item and lease liabilities are included in the other liabilities line item of the consolidated balance sheet. We also elected certain practical expedients that allow us not to reassess existing leases under the new guidance. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. Since our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements which have lease and non-lease components are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the periods ended December 31, 2020 and 2019 are as follows (in thousands):

	Twelve Months Ended
	December 31,
	2020	2019

Operating lease cost	$3,010	$2,936

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,473	$1,889

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

We incurred $19 thousand and $26 thousand in short-term lease payments not included in our lease liability during the years ended December 31, 2020 and 2019, respectively.

The components of lease expense and other lease information as of and during the twelve month periods ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019

Operating lease right-of-use assets	$13,986	$16,044

Operating lease liabilities	$15,862	$17,347

Weighted-average remaining lease term - operating leases	10.2	10.6

Weighted-average discount rate - operating leases	5.88%	5.88%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 and December 31, 2019 are as follows (in thousands):

	December 31,	December 31,
	2020	2019

2020	$—	$2,473
2021	2,172	2,172
2022	2,171	2,171
2023	1,885	1,885
2024	1,940	1,940
Thereafter	13,326	13,326
Total future minimum lease payments	$21,494	$23,967

Less imputed interest	$(5,632)	$(6,620)
Total operating lease liability	$15,862	$17,347

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2020 and 2019

(In thousands)

	2020	2019
ASSETS
Debt securities, available-for-sale, at fair value (amortized cost; $ 0 in 2020 and $150 in 2019)	$—	$1,024
Cash and cash equivalents	30,066	19,637
Investment in subsidiaries	247,839	358,436
Deferred federal income taxes	285	1,053
Federal income tax recoverable	12,506	5,904
Other assets	19,844	21,278
Total assets	$310,540	$407,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $844 in 2020 and $942 in 2019)	$49,156	$49,058
Subordinated debt securities (less unamortized debt issuance cost of $795 in 2020 and $846 in 2019)	55,907	55,856
Accounts payable and other accrued expenses	34,555	39,136
Total liabilities	139,618	144,050

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2020 and in 2019	3,757	3,757
Additional paid-in capital	122,893	123,468
Retained earnings	68,915	160,570
Accumulated other comprehensive income	383	688
Treasury stock (2,730,673 shares in 2020 and 2,749,738 in 2019), at cost	(25,026)	(25,201)

Total stockholders’ equity	170,922	263,282
Total liabilities and stockholders’ equity	$310,540	$407,332

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

(In thousands)

	2020	2019
Investment income, net of expenses	$20	$47
Dividend income from subsidiaries	12,000	15,500
Net realized gains	744	830
Management fee income	22,844	16,044
Total revenues	35,608	32,421

Operating expenses	17,101	14,185
Interest expense	5,326	5,410

Total expenses	22,427	19,595

Income before equity in undistributed earnings of subsidiaries and income tax benefit	13,181	12,826

Income tax expense	(5,592)	(732)

Income before equity in undistributed earnings of subsidiaries	18,773	13,558
Equity in undistributed share of loss in subsidiaries	(110,428)	(14,183)

Net loss	$(91,655)	$(625)

Comprehensive (loss) income	$(91,960)	$6,723

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

(In thousands)

	2020	2019
Cash flows from operating activities:
Net loss	$(91,655)	$(625)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	835	381
Deferred income tax expense (benefit)	768	(611)
Net realized gains	(744)	(830)
Undistributed share of loss of subsidiaries	110,428	14,183
Change in current federal income tax (recoverable) payable	(6,602)	229
Change in all other liabilities	(17,851)	994
Change in all other assets	14,368	(2,339)
Net cash provided by operating activities	9,547	11,382

Cash flows from investing activities:
Purchases of property and equipment	(716)	(1,211)
Purchase of investment securities	—	(1,259)
Maturities, sales and redemptions of investment securities	1,598	1,405
Capital contribution to subsidiaries	—	(20,000)
Net cash provided by investing activities	882	(21,065)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	—	1,520
Payment of revolving credit facility	—	(30,000)
Payment of debt issuance costs	—	(979)
Proceeds from senior unsecured note offering	—	50,000
Purchase of treasury shares	—	(1,380)
Net cash used provided by (used in) financing activities	—	19,161

Increase in cash and cash equivalents	10,429	9,478
Cash and cash equivalents at beginning of year	19,637	10,159
Cash and cash equivalents at end of year	$30,066	$19,637

Supplemental cash flow information:
Interest paid	$4,860	$4,289

Income taxes paid (recovered)	$204	$(448)

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
		Benefits,
		Losses,		Other			Benefits,	Amortization
	Deferred	Claims, and		Policy			Claims,	of Deferred
	Policy	Loss		Claims and		Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2020
Specialty Commercial Segment	$9,070	$678,017	$255,840	$—	$336,920	$12,338	$291,938	$49,162	$57,449	$295,173
Standard Commercial Segment	4,872	86,291	46,849	—	66,554	3,061	52,478	12,910	20,694	68,396
Personal Segment	3,898	25,460	18,117	—	78,324	842	68,435	16,744	25,868	75,404
Corporate	—	—	—	—	—	(3,321)	—	—	17,101	—
Consolidated	$17,840	$789,768	$320,806	$—	$481,798	$12,920	$412,851	$78,816	$121,112	$438,973

2019
Specialty Commercial Segment	$14,108	$520,117	$321,047	$—	$292,588	$15,856	$248,781	$(38,274)	$68,545	$350,047
Standard Commercial Segment	4,530	72,208	44,032	—	63,970	3,879	50,036	9,730	18,275	62,892
Personal Segment	4,356	28,030	23,847	—	80,319	1,139	63,348	15,858	25,058	83,613
Corporate	—	—	—	—	—	(270)	—	—	14,185	—
Consolidated	$22,994	$620,355	$388,926	$—	$436,877	$20,604	$362,165	$(12,686)	$126,063	$496,552

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to	Assumed from	Net Amount	Percentage of Amount
		Other Companies	Other Companies		Assumed to Net

Year Ended December 31, 2020
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	803,034	(329,690)	8,454	481,798	1.75%
Title Insurance	—	—	—	—
Total premiums	$803,034	$(329,690)	$8,454	$481,798	1.75%

Year Ended December 31, 2019
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	748,203	(316,089)	4,763	436,877	1.00%
Title Insurance	—	—	—	—
Total premiums	$748,203	$(316,089)	$4,763	$436,877	1.00%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Reserves for
		Unpaid					Claims and Claim
	Deferred	Claims and	Discount if				Adjustment Expenses		Amortization of	Paid Claims
	Policy	Claim	any,			Net	Incurred Related to		Deferred Policy	and Claims	Net
Affiliation With	Acquisition	Adjustment	Deducted In	Unearned	Earned	Investment	(1) Current	(2) Prior	Acquisitions	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
(a) Consolidated property-casualty Entities
2020	$17,840	$789,768	$—	$320,806	$481,798	$12,920	$354,563	$58,288	$78,816	$320,419	$438,973
2019	$22,994	$620,355	$—	$388,926	$436,877	$20,604	$301,265	$60,900	$(12,686)	$319,945	$496,522

See accompanying report of independent registered public accounting firm.