Form 10-Q
period 2021-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2021-08-12
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share – 18,171,032 shares outstanding as of  August 12, 2021.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $297,066 in 2021 and $502,167 in 2020)	$300,737	$507,279
Equity securities (cost; $39,124 in 2021 and $26,988 in 2020)	46,948	29,388
Total investments	347,685	536,667

Cash and cash equivalents	326,558	102,580
Restricted cash	5,474	5,728
Ceded unearned premiums	139,609	138,926
Premiums receivable	105,792	120,332
Accounts receivable	4,524	5,967
Receivable for securities	7,037	913
Reinsurance recoverable	494,473	490,231
Deferred policy acquisition costs	13,291	17,840
Intangible assets, net	1,070	1,322
Federal income tax recoverable	20,025	25,642
Deferred federal income taxes, net	8,190	8,724
Prepaid expenses	5,598	2,648
Other assets	27,368	28,013
Total assets	$1,506,694	$1,485,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$810,749	$789,768
Unearned premiums	300,941	320,806
Senior unsecured notes due 2029 (less unamortized debt issuance costs of $795 in 2021 and $844 in 2020)	49,205	49,156
Subordinated debt securities (less unamortized debt issuance costs of $769 in 2021 and $795 in 2020)	55,933	55,907
Reinsurance payable	51,921	46,700
Pension liability	1,640	1,859
Payable for securities	5,774	—
Accounts payable and other accrued expenses	51,647	50,415
Total liabilities	1,327,810	1,314,611
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2021 and 2020	3,757	3,757
Additional paid-in capital	122,782	122,893
Retained earnings	77,793	68,915
Accumulated other comprehensive (loss) income	(687)	383
Treasury stock (2,701,799 shares in 2021 and 2,730,673 in 2020), at cost	(24,761)	(25,026)
Total stockholders’ equity	178,884	170,922
Total liabilities and stockholders’ equity	$1,506,694	$1,485,533

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross premiums written	$169,716	$183,644	$332,734	$385,233
Ceded premiums written	(80,582)	(74,657)	(150,453)	(149,741)
Net premiums written	89,134	108,987	182,281	235,492
Change in unearned premiums	9,477	16,609	20,548	14,037
Net premiums earned	98,611	125,596	202,829	249,529

Investment income, net of expenses	2,353	3,196	5,363	7,654
Investment gains (losses), net	3,876	2,058	9,655	(27,272)
Finance charges	1,109	1,528	2,242	3,172
Commission and fees	250	260	510	584
Other income	16	14	35	33

Total revenues	106,215	132,652	220,634	233,700

Losses and loss adjustment expenses	77,719	94,873	148,622	188,278
Operating expenses	27,653	30,259	58,094	59,407
Interest expense	1,249	1,320	2,498	2,788
Impairment of goodwill and other intangible assets	—	—	—	45,996
Amortization of intangible assets	126	617	252	1,234

Total expenses	106,747	127,069	209,466	297,703

Pre-tax (loss) income	(532)	5,583	11,168	(64,003)
Income tax (benefit) expense	(65)	(1,118)	2,290	(6,394)
Net (loss) income	(467)	6,701	8,878	(57,609)

Net (loss) income per share:
Basic	$(0.03)	$0.37	$0.49	$(3.18)
Diluted	$(0.03)	$0.37	$0.49	$(3.18)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income	$(467)	$6,701	$8,878	$(57,609)
Other comprehensive (loss) income:
Change in net actuarial gain	44	35	87	69
Tax effect on change in net actuarial gain	(9)	(7)	(18)	(14)
Unrealized holding gains arising during the period	2,202	8,430	2,787	1,443
Tax effect on unrealized holding gains arising during the period	(462)	(1,771)	(585)	(304)
Reclassification adjustment for (losses) gains included in net (loss) income	(2,826)	414	(4,229)	(5,222)
Tax effect on reclassification adjustment for gains (losses) included in net (loss) income	593	(87)	888	1,097
Other comprehensive (loss) gain, net of tax	(458)	7,014	(1,070)	(2,931)
Comprehensive (loss) income	$(925)	$13,715	$7,808	$(60,540)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,725	122,718	122,893	123,468
Equity based compensation	57	11	154	(570)
Shares issued under employee benefit plans	—	—	(265)	(169)
Balance, end of period	122,782	122,729	122,782	122,729

Retained Earnings
Balance, beginning of period	78,260	96,260	68,915	160,570
Net (loss) income	(467)	6,701	8,878	(57,609)
Balance, end of period	77,793	102,961	77,793	102,961

Accumulated Other Comprehensive Income
Balance, beginning of period	(229)	(9,257)	383	688
Additional minimum pension liability, net of tax	35	28	69	55
Unrealized holding gains (losses) arising during period, net of tax	1,740	6,659	2,202	1,139
Reclassification adjustment for gains included in net income (loss), net of tax	(2,233)	327	(3,341)	(4,125)
Balance, end of period	(687)	(2,243)	(687)	(2,243)

Treasury Stock
Balance, beginning of period	(24,761)	(25,032)	(25,026)	(25,201)
Shares issued under employee benefit plans	—	—	265	169
Balance, end of period	(24,761)	(25,032)	(24,761)	(25,032)

Total Stockholders' Equity	$178,884	$202,172	$178,884	$202,172

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$8,878	$(57,609)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	1,651	2,818
Deferred federal income taxes expense (benefit)	818	(6,122)
Investment (gains) losses, net	(9,655)	27,272
Share-based payments expense (benefit)	154	(570)
Impairment of goodwill and other intangibles	—	45,996
Change in ceded unearned premiums	(683)	20,052
Change in premiums receivable	14,540	19,364
Change in accounts receivable	1,443	(760)
Change in deferred policy acquisition costs	4,549	(116)
Change in reserves for losses and loss adjustment expenses	20,981	50,581
Change in unearned premiums	(19,865)	(34,089)
Change in reinsurance recoverable	(4,242)	(62,522)
Change in reinsurance payable	5,221	(3,456)
Change in federal income tax payable (recoverable)	5,617	(263)
Change in all other liabilities	1,088	(11,159)
Change in all other assets	(1,596)	3,623
Net cash provided by (used in) operating activities	28,899	(6,960)
Cash flows from investing activities:
Purchases of property and equipment	(1,328)	(1,122)
Purchases of investment securities	(52,409)	(153,708)
Maturities, sales and redemptions of investment securities	248,562	235,319
Net cash provided by investing activities	194,825	80,489
Increase in cash and cash equivalents and restricted cash	223,724	73,529
Cash and cash equivalents and restricted cash at beginning of period	108,308	54,948
Cash and cash equivalents and restricted cash at end of period	$332,032	$128,477

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

The interim financial data as of June 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim financial data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

Cash and Cash Equivalents:  The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

Restricted Cash:  The carrying amount for restricted cash reported in the consolidated balance sheets approximates the fair value.

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.2 million and a fair value of $53.5 million as of June 30, 2021.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $55.9 million and a fair value of $28.8 million as of June 30, 2021. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Recently Adopted Accounting Pronouncements

.

In December 2019, the FASB released ASU 2019-12, Simplifying the Accounting for Income Taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in the existing guidance and amending other existing guidance to simplify several other income tax accounting matters.  The updated guidance is effective for the quarter ending March 31, 2021.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financials position or liquidity.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. As a smaller reporting company, ASU 2016-13 is effective for fiscal years of the Company beginning after December 15, 2022, including interim periods within those fiscal years.  ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial results and disclosures.

3. Acquisitions, Goodwill and Intangible Assets

In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020  indicated the impairment of the goodwill and indefinite-lived intangible assets included in its balance sheet.  As a result, the Company took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020. As of June 30, 2021 there was no goodwill or indefinite-lived intangibles reported on our  consolidated balance sheet.

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$23,699	$—	$23,699
Corporate bonds	—	157,462	358	157,820
Corporate bank loans	—	71,846	—	71,846
Municipal bonds	—	44,773	—	44,773
Mortgage-backed	—	2,599	—	2,599
Total debt securities	—	300,379	358	300,737
Total equity securities	46,948	—	—	46,948
Total investments	$46,948	$300,379	$358	$347,685

	As of December 31, 2020
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$179,746	$—	$179,746
Corporate bonds	—	219,020	348	219,368
Corporate bank loans	—	52,782	—	52,782
Municipal bonds	—	50,539	—	50,539
Mortgage-backed	—	4,844	—	4,844
Total debt securities	—	506,931	348	507,279
Total equity securities	29,388	—	—	29,388
Total investments	$29,388	$506,931	$348	$536,667

Due to significant unobservable inputs into the valuation model for one corporate bond as of June 30, 2021 and December 31, 2020, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2021 and 2020 (in thousands):

Beginning balance as of January 1, 2021	$348
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized losses included in net income	—
Net gain included in other comprehensive income	10
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of June 30, 2021	$358

Beginning balance as of January 1, 2020	$339
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net loss	—
Net gains included in other comprehensive loss	(33)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of June 30, 2020	$306

5. Investments

The amortized cost and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
	Carrying Value	Gains	Losses	Fair Value
As of June 30, 2021
U.S. Treasury securities and obligations of U.S. Government	$23,501	$199	$(1)	$23,699
Corporate bonds	154,275	3,639	(94)	157,820
Corporate bank loans	72,461	57	(672)	71,846
Municipal bonds	44,296	529	(52)	44,773
Mortgage-backed	2,533	70	(4)	2,599
Total debt securities	297,066	4,494	(823)	300,737
Total equity securities	39,124	9,101	(1,277)	46,948
Total investments	$336,190	$13,595	$(2,100)	$347,685

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
As of December 31, 2020	Carrying Value	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government	$179,259	$487	$—	$179,746
Corporate bonds	214,666	5,086	(384)	219,368
Corporate bank loans	53,650	3	(871)	52,782
Municipal bonds	49,833	756	(50)	50,539
Mortgage-backed	4,759	114	(29)	4,844
Total debt securities	502,167	6,446	(1,334)	507,279
Total equity securities	26,988	5,648	(3,248)	29,388
Total investments	$529,155	$12,094	$(4,582)	$536,667

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Corporate bonds	$164	$359	$361	$414
Corporate bank loans	40	63	91	(85)
Municipal bonds	15	2	7	1,422
Equity securities	2,607	(838)	3,770	3,471
Gain (loss) on investments	2,826	(414)	4,229	5,222
Unrealized gains (losses) on other investments	—	127	—	(1,874)
Unrealized gains (losses) on equity investments	1,050	2,345	5,426	(30,620)
Investment gains (losses), net	$3,876	$2,058	$9,655	$(27,272)

We realized gross gains on investments of $3.2 million and $1.5 million during the three months ended June 30, 2021 and 2020, respectively and $4.7 million and $21.9 million for the six months ended June 30, 2021 and 2020, respectively. We realized gross losses on investments of $0.4 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively and $0.5 million and $16.7 million for the six months ended June 30, 2021 and 2020, respectively. We recorded proceeds from the sale of investment securities of $14.5 million and $6.8 million during the three months ended June 30, 2021 and 2020, respectively and $15.7 million and $107.6 million for the six months ended June 30, 2021 and 2020, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$3,043	$(1)	$—	$—	$3,043	$(1)
Corporate bonds	—	—	3,424	(94)	3,424	(94)
Corporate bank loans	28,926	(163)	24,574	(509)	53,500	(672)
Municipal bonds	2,951	(33)	1,320	(19)	4,271	(52)
Mortgage-backed	—	—	12	(4)	12	(4)
Total debt securities	34,920	(197)	29,330	(626)	64,250	(823)
Total equity securities	5,907	(403)	1,882	(874)	7,789	(1,277)
Total investments	$40,827	$(600)	$31,212	$(1,500)	$72,039	$(2,100)

	As of December 31, 2020
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$—	$—	$—	$—
Corporate bonds	7,801	(186)	3,556	(198)	11,357	(384)
Corporate bank loans	45,233	(559)	4,144	(312)	49,377	(871)
Municipal bonds	2,859	(33)	1,154	(17)	4,013	(50)
Mortgage-backed	635	(25)	14	(4)	649	(29)
Total debt securities	56,528	(803)	8,868	(531)	65,396	(1,334)
Total equity securities	9,572	(1,610)	1,848	(1,638)	11,420	(3,248)
Total investments	$66,100	$(2,413)	$10,716	$(2,169)	$76,816	$(4,582)

We had a total of 86 debt securities with an unrealized loss, of which 52 were in an unrealized loss position for less than one year and 34 were in an unrealized loss position for a period of one year or greater, as of June 30, 2021.  We held a total of 81 debt securities with an unrealized loss, of which 64 were in an unrealized loss position for less than one year and 17 were in an unrealized loss position for a period of one year or greater, as of December 31, 2020. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at June 30, 2021 and December 31, 2020 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We did not recognize any impairment loss on debt securities during the six months ended June 30, 2021 or 2020.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. During the six months ended June 30, 2021 we disposed of $0.4 million of previously impaired securities. During the six months ended June 30, 2020 we did not dispose of any previously impaired securities.

Equity Investments: Equity investments that are not consolidated or accounted for under the equity method of accounting with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at June 30, 2021 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$137,832	$139,227
Due after one year through five years	96,763	98,791
Due after five years through ten years	45,133	44,989
Due after ten years	14,805	15,131
Mortgage-backed	2,533	2,599
	$297,066	$300,737

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $28.4 million and $29.7 million at June 30, 2021 and December 31, 2020, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	June 30,	June 30,
	2021	2020
Balance at January 1	$789,768	$620,355
Less reinsurance recoverable	349,585	272,604
Net balance at January 1	440,183	347,751

Incurred related to:
Current year	147,578	168,930
Prior years	1,044	19,348
Total incurred	148,622	188,278

Paid related to:
Current year	37,041	38,143
Prior years	91,689	143,967
Total paid	128,730	182,110

Net balance at June 30	460,075	353,919
Plus reinsurance recoverable	350,674	317,017
Balance at June 30	$810,749	$670,936

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	June 30,
	2021	2020
Specialty Commercial Segment	$(772)	$12,468
Standard Commercial Segment	(1,343)	919
Personal Segment	3,159	5,961
Corporate	—	—
Total unfavorable (favorable) net prior year development	$1,044	$19,348

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2021 and 2020:

Six months ended June 30, 2021:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net favorable development in the 2020 and 2019 accident years primarily in the excess commercial automobile liability lines of business, partially offset by net unfavorable development in both the primary and excess commercial automobile lines of business in the 2018 and prior accident years. Our E&S Casualty business unit experienced net unfavorable development primarily in our primary liability line of business in the 2019 and prior accident years, partially offset by net favorable development in the 2020 accident year. We experienced net unfavorable development in our E&S Property and Aerospace & Programs business units. We experienced net favorable development in our Professional Liability business unit.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development for all lines of business in total, primarily due to net favorable development in our commercial property lines of business in accident years 2020, 2016 and 2015, partially offset by net unfavorable development in the general liability lines of business in accident years 2019, 2018, 2017 and 2014 and prior accident years. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2020 and 2019 accident years.

Six months ended June 30, 2020:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2018 and prior accident years both in the primary and excess commercial automobile liability lines of business, partially offset by net favorable development in the excess commercial automobile lines of business in the 2019 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our primary liability line of business and our E&S package insurance products in the 2019, 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2018 and 2014 accident years. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net unfavorable development primarily in the general liability line of business in the 2018, 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2019 and 2014 accident years primarily in the general liability line of business. Our Commercial Accounts business unit experienced net favorable development in the 2016 and 2015 accident years, partially offset by net unfavorable development in the 2017 and 2014 accident years in the occupational accident line of business. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2014 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2019, 2018, 2017 and 2016 accident years, partially offset by favorable development in the 2015 and 2013 and prior accident years. The net development for the six months ended June 30, 2020 was driven predominately by unfavorable development attributable to more recent treaty years where we retain a greater portion of the claims.

8. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of June 30, 2021, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of June 30, 2021, restricted stock units representing the right to receive up to 86,898 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of June 30, 2021.

Stock Options:

A summary of the status of our stock options as of June 30, 2021 and changes during the six months then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2021	14,157	$6.99
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at June 30, 2021	14,157	$6.99	0.5	$—
Exercisable at June 30, 2021	14,157	$6.99	0.5	$—

The following table details the intrinsic value of options exercised, total cost of share-based payments charged against income before income tax benefit and the amount of related income tax benefit recognized in income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Intrinsic value of options exercised	$—	$—	$—	$—
Cost of share-based payments (non-cash)	$—	$—	$—	$—
Income tax benefit of share-based payments recognized in income	$—	$—	$—	$—

As of June 30, 2021, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first six months of 2021 or 2020.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2017, 2018 and 2019 was $10.20, $10.87 and $18.10 per unit, respectively.  We incurred compensation expense of $57 thousand and $154 thousand related to restricted stock units during the three months and six months ended June 30, 2021, respectively.  We incurred compensation expense (benefit) of $11 thousand and ($570) thousand related to restricted stock units during the three months and six months ended June 30, 2020, respectively.  We recorded income tax benefit of $12 thousand and $32 thousand related to restricted stock units during the three months and six months ended June 30, 2021, respectively.  We recorded income tax benefit (expense) of $2 thousand and ($120) thousand related to restricted stock units during the three months and six months ended June 30, 2020, respectively.

The following table details the status of our restricted stock units as of and for the six months ended June 30, 2021 and 2020:

	Number of Restricted Stock Units
	2021	2020
Nonvested at January 1	228,827	353,491
Granted	—	—
Vested	(28,874)	(18,403)
Forfeited	(142,021)	(93,225)
Nonvested at June 30	57,932	241,863

As of June 30, 2021, there was $0.3 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $0.2 million of compensation cost related to unvested restricted stock units, of which $0.1 million is expected to be recognized during the remainder of 2021 and $0.1 million is expected to be recognized in 2022.

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Revenues
Specialty Commercial Segment	$66,917	$91,124	$138,882	$183,244
Standard Commercial Segment	17,240	17,096	34,928	34,732
Personal Segment	19,115	22,464	38,074	44,787
Corporate	2,943	1,968	8,750	(29,063)
Consolidated	$106,215	$132,652	$220,634	$233,700

Pre-tax (loss) income
Specialty Commercial Segment	$5,327	$5,882	$17,148	$22,174
Standard Commercial Segment	(1,976)	802	(1,610)	1,518
Personal Segment	(2,766)	1,884	(4,389)	(3,771)
Corporate	(1,117)	(2,985)	19	(83,924)
Consolidated	$(532)	$5,583	$11,168	$(64,003)

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
Assets:	2021	2020
Specialty Commercial Segment	$1,100,817	$1,104,953
Standard Commercial Segment	202,678	183,689
Personal Segment	134,682	133,310
Corporate	68,517	63,581
Consolidated	$1,506,694	$1,485,533

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2021 was with reinsurers that had an A.M. Best rating of “A–” or better.  We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Ceded earned premiums	$75,179	$81,784	$149,770	$169,793
Reinsurance recoveries	$77,050	$69,523	$137,525	$153,117

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

As of June 30, 2021, the ultimate incurred losses from the subject business were $195.9 million or $19.8 million in excess of the Hallmark Insurers’ loss corridor.  Our reinsurance recoverables of $494.5 million include $53.7 million related to the LPT Contract as of June 30, 2021.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at June 30, 2021	3.37%	3.02%

12. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities.  The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 37.4% as of June 30, 2021.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period reported in operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Deferred	$(6,061)	$(8,422)	$(21,164)	$(24,403)
Amortized	9,156	10,899	25,713	24,287
Net	$3,095	$2,477	$4,549	$(116)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Weighted average shares - basic	18,171	18,141	18,157	18,132
Effect of dilutive securities	—	—	—	—
Weighted average shares - assuming dilution	18,171	18,141	18,157	18,132

For the three months and six months ended June 30, 2021 and 2020, 14,157 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest cost	$67	$88	$135	$177
Amortization of net loss	44	35	87	70
Expected return on plan assets	(177)	(171)	(354)	(342)
Net periodic pension cost	$(66)	$(48)	$(132)	$(95)
Contributed amount	$—	$—	$—	$—

Refer to Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for more discussion of our retirement plans.

16. Income Taxes

Our effective income tax rate for the six months ended June 30, 2021 and 2020 was 20.5% and 10.0%, respectively. The effective rate for the six months ended June 30, 2021 varied from the statutory tax rates primarily due to tax exempt interest income. The effective tax rate for the six months ended June 30, 2020 varied from the statutory tax rates primarily due to the non-deductible impairment of goodwill.  We concluded that no valuation allowance was necessary against our deferred tax assets as of June 30, 2021 and December 31, 2020.

17. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of June 30,
	2021	2020

Cash and cash equivalents	$326,558	$126,619
Restricted cash	5,474	1,858
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$332,032	$128,477

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

Interest paid	$1,590	$2,797

Income taxes (recovered) paid	$(4,145)	$(9)

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$7,037	$1,304

Payable for securities related to investment purchases	$5,774	$3

18. Commitments and Contingencies

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et al. (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Schulze Matter”). The Company, its former Chief Executive Officer and its former Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020. In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and by making positive statements about the Company’s business, operations and prospects that were allegedly materially misleading and/or lacked a reasonable basis. On July 21, 2020, the court appointed Rajeev Yalamanchili as Lead Plaintiff.  Lead Plaintiff filed an Amended Complaint on September 30, 2020.  On July 28, 2021, the court granted the defendants’ motion to dismiss the lawsuit without prejudice to the plaintiff filing a second amended complaint within 28 days, and denied plaintiff’s request to submit supplemental evidence in support of his opposition to the motion to dismiss. The Company’s current policy is to expense legal costs as incurred. Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy.

As of June 30, 2021, we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various other legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during the first six months of 2021 or 2020.

19. Changes in Accumulated Other Comprehensive (Loss) Income Balances

The changes in accumulated other comprehensive (loss) income balances as of June 30, 2021 and 2020 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2020	$(3,239)	$3,927	$688
Other comprehensive loss:
Change in net actuarial gain	69	—	69
Tax effect on change in net actuarial gain	(14)	—	(14)
Unrealized holding gains arising during the period	—	1,443	1,443
Tax effect on unrealized holding gains arising during the period	—	(304)	(304)
Reclassification adjustment for gains included in net income	—	(5,222)	(5,222)
Tax effect on reclassification adjustment for gains included in net income	—	1,097	1,097
Other comprehensive loss, net of tax	55	(2,986)	(2,931)

Balance at June 30, 2020	$(3,184)	$941	$(2,243)

Balance at January 1, 2021	$(3,762)	$4,145	$383
Other comprehensive loss:
Change in net actuarial gain	87	—	87
Tax effect on change in net actuarial gain	(18)	—	(18)
Unrealized holding gains arising during the period	—	2,787	2,787
Tax effect on unrealized holding gains arising during the period	—	(585)	(585)
Reclassification adjustment for gains included in net income	—	(4,229)	(4,229)
Tax effect on reclassification adjustment for gains included in net income	—	888	888
Other comprehensive loss, net of tax	69	(1,139)	(1,070)

Balance at June 30, 2021	$(3,693)	$3,006	$(687)

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of 1 to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three and six month periods ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Operating lease cost	$375	$751	$1,094	$1,541

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$539	$555	$1,084	$991

Right-of-use assets obtained in exchange for new operating lease liabilities	$436	$—	$436	$—

Other lease information as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020

Operating lease right-of-use assets	$13,786	$13,986

Operating lease liabilities	$15,671	$15,862

Weighted-average remaining lease term - operating leases	11.6	10.2

Weighted-average discount rate - operating leases	6.22%	5.88%

We incurred $0.2 million in short-term lease payments not included in our lease liability during the six months ended June 30, 2021.

Future minimum lease payments under non-cancellable leases as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020

2021	$1,087	$2,172
2022	2,171	2,171
2023	2,023	1,885
2024	2,216	1,941
2025	2,450	1,975
Thereafter	18,264	11,350
Total future minimum lease payments	$28,211	$21,494

Less imputed interest	$(12,540)	$(5,632)
Total operating lease liability	$15,671	$15,862

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

Results of Operations

Management overview. During the three months ended June 30, 2021, our total revenue was $106.2 million, representing a decrease of 20% from the $132.7 million in total revenue for the same period of 2020. During the six months ended June 30, 2021, our total revenue was $220.6 million, representing a decrease of 6% from the $233.7 million in total revenue for the same period of 2020.  During the three months ended June 30, 2021, we reported a pre-tax loss of $0.5 million, as compared to pre-tax income of $5.6 million reported during the same period the prior year. During the six months ended June 30, 2021, we reported pre-tax income of $11.2 million, as compared to a pre-tax loss of $64.0 million reported during the same period the prior year.

The decrease in revenue for the three months ended June 30, 2021 compared to the same period of the prior year was primarily due to lower net premiums earned of $27.0 million and lower net investment income of $0.8 million, partially offset by higher net investment gains of $1.8 million. The decrease in revenue for the six months ended June 30, 2021 compared to the same period of the prior year was primarily due to decreased net premiums earned of $46.7 million, lower net investment income of $2.3 million and lower finance charges of $1.0 million, partially offset by higher net investment gains of $36.9 million.

The decline in pre-tax results for the three months ended June 30, 2021 compared to the same period of the prior year was primarily due to the decreased revenue discussed above, partially offset by decreased losses and loss adjustment expenses (“LAE”) of $17.2 million. The decrease in losses and LAE was primarily due to lower current accident year loss trends and a $7.7 million improvement in unfavorable net prior year loss reserve development. Losses and LAE for the second quarter of 2021 included $3.7 million of net catastrophe losses as compared to $6.6 million during the same period of the prior year.

The improvement in pre-tax results for the six months ended June 30, 2021 as compared to the same period the prior year was primarily due to the absence of $46.0 million of impairment charges to goodwill and indefinite-lived intangible assets taken during the first quarter of 2020 and a $39.7 million decrease in losses and LAE, partially offset by the decreased revenue discussed above.  The impairment charges during the first quarter of 2020 resulted from our determination that a significant decline in market capitalization below stockholders’ equity indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.  The decrease in losses and LAE was primarily the result of exiting the contract binding line of the primary automobile business marketed by our Commercial

Auto business unit commencing in February 2020, as well as an $18.3 million improvement in unfavorable net prior year loss reserve development.

We reported a net loss of $0.5 million for the three months ended June 30, 2021 as compared to net income of $6.7 million for the same period in 2020. We reported net income of $8.9 million for the six months ended June 30, 2021 as compared to a net loss of $57.6 million for the same period in 2020. On a diluted basis per share, we reported a net loss of $0.03 per share for the three months ended June 30, 2021, compared to net income of $0.37 per share for the same period in 2020. On a diluted basis per share, we reported a net income of $0.49 per share for the six months ended June 30, 2021, as compared to a net loss of $3.18 per share for the same period in 2020. Our effective tax rate was 20.5% for the first six months of 2021 compared to 10.0% for the same period in 2020.  The effective rate for the six months ended June 30, 2021 varied from the statutory tax rates primarily due to tax exempt interest income. The effective tax rate for the six months ended June 30, 2020 varied from the statutory tax rates primarily due to the non-deductible impairment of goodwill.

Second Quarter 2021 as Compared to Second Quarter 2020

The following is additional business segment information for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross premiums written	$126,190	$138,627	$27,712	$23,842	$15,814	$21,175	$—	$—	$169,716	$183,644
Ceded premiums written	(70,157)	(64,640)	(10,330)	(7,037)	(95)	(2,980)	—	—	(80,582)	(74,657)
Net premiums written	56,033	73,987	17,382	16,805	15,719	18,195	—	—	89,134	108,987
Change in unearned premiums	8,316	14,350	(835)	(404)	1,996	2,663	—	—	9,477	16,609
Net premiums earned	64,349	88,337	16,547	16,401	17,715	20,858	—	—	98,611	125,596

Total revenues	66,917	91,124	17,240	17,096	19,115	22,464	2,943	1,968	106,215	132,652

Losses and loss adjustment expenses	47,342	69,262	14,138	10,775	16,239	14,836	—	—	77,719	94,873

Pre-tax income (loss)	$5,327	$5,882	$(1,976)	$802	$(2,766)	$1,884	$(1,117)	$(2,985)	$(532)	$5,583

Net loss ratio (1)	73.6%	78.4%	85.4%	65.7%	91.7%	71.1%			78.8%	75.5%
Net expense ratio (1)	23.6%	18.5%	31.7%	34.4%	27.2%	21.0%			26.9%	22.9%
Net combined ratio (1)	97.2%	96.9%	117.1%	100.1%	118.9%	92.1%			105.7%	98.4%

Net (Unfavorable) Favorable Prior Year Development	$(1,127)	$(9,315)	$(18)	$(794)	$(1,985)	$(680)			$(3,130)	$(10,789)

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $126.2 million for the three months ended June 30, 2021, which was $12.4 million, or 9.0%, less than the $138.6 million reported for the same period of 2020.  Net premiums written were $56.0 million for the three months ended June 30, 2021 as compared to $74.0 million for the same period of 2020.  The decrease in gross and net premiums written was primarily the result of lower premium production in our Commercial Auto, Professional Liability and E&S Property business units, partially offset by increased premium production in our E&S Casualty and Aerospace & Programs business units. In February 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases. At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.

The exit of the contract binding line of the primary commercial automobile business contributed $3.5 million and $6.7 million to the decline in gross premiums written and net premiums written, respectively, for the three months ended June 30, 2021 as compared to the same period the prior year.

The $66.9 million of total revenue for the three months ended June 30, 2021 was $24.2 million less than the $91.1 million reported by the Specialty Commercial Segment for the same period in 2020. This decrease in revenue was primarily due to lower net premiums earned of $24.0 million driven mostly by decreased net premiums earned of $25.0 million in the Commercial Auto business unit, $0.8 million from the Professional Liability business unit and $0.6 million from the E&S Property business unit, partially offset by higher net premiums earned of $2.4 million in the E&S Casualty business unit.  Further contributing to the decrease in revenue was lower net investment income of $0.2 million for the three months ended June 30, 2021 as compared to the same period of 2020.

The Specialty Commercial Segment reported pre-tax income of $5.3 million for the second quarter of 2021 as compared to pre-tax income of $5.9 million reported for the same period in 2020.  The $0.6 million decline in pre-tax income was primarily the result of the lower revenue discussed above, partially offset by lower losses and LAE of $21.9 million, lower operating expenses of $1.3 million and lower amortization of intangible assets of $0.4 million during the three months ended June 30, 2021 as compared to the same period during 2020.

Our Specialty Commercial Segment reported lower losses and LAE for the quarter ended June 30, 2021 compared to the same period of the prior year as the combined result of (a) a $21.6 million decrease in losses and LAE in our Commercial Auto business unit due largely to exit of the contract binding line of business as well as a $7.5 million improvement in unfavorable prior year net loss reserve development,  (b) stable losses and LAE in our E&S Property business unit due primarily to a $2.2 million improvement in net catastrophe losses, partially offset by $1.0 million higher unfavorable net prior year loss reserve development and higher current accident year non-catastrophe losses, (c) a $4.6 million increase in losses and LAE in our E&S Casualty business unit due primarily to a $2.7 million increase in unfavorable prior year net loss reserve development and higher current accident year loss trends, (d) a $3.6 million decrease in losses and LAE in our Aerospace & Programs business unit due primarily to lower current accident year net loss trends driven by lower satellite losses, partially offset by a $0.3 million higher unfavorable net loss reserve development, and (e) a $1.3 million decrease in losses and LAE attributable to our Professional Liability business unit due primarily to favorable net prior year loss reserve development of $4.1 million during the second quarter of 2021 as compared to unfavorable net prior year loss reserve development of $0.6 million during the same period the prior year, partially offset by higher net current accident year loss trends.

Operating expenses decreased $1.3 million primarily as the result of lower production related expenses of $1.8 million and lower occupancy and related expenses of $0.2 million, partially offset by higher salary and related expenses of $0.3 million driven by increased incentive compensation expense and higher other operating expenses of $0.4 million.

The Specialty Commercial Segment reported a net loss ratio of 73.6% for the three months ended June 30, 2021 as compared to 78.4% for the same period in 2020. The gross loss ratio before reinsurance was 90.0% for the three months ended June 30, 2021 as compared to 82.3% for the same period in 2020 driven by unfavorable gross loss reserve development from the exited contract binding line of the primary commercial automobile business that was ceded under the loss portfolio transfer agreement entered during 2020.  The Company did not retain any of this unfavorable reserve development during the quarter ended June 30, 2021. The exit of the contract binding line of the primary commercial automobile business contributed 1.6% to the decline in the net loss ratio during the three months ended June 30, 2021 as compared to same period during 2020. The decrease in the net loss ratio was also impacted by $1.1 million of unfavorable prior year net loss reserve development for the three months ended June 30, 2021 as compared to unfavorable prior year net loss reserve development of $9.3 million for the same period of 2020.  Catastrophe losses of $0.1 million for the three months ended June 30, 2021 as compared to catastrophe losses of $3.9 million during the second quarter of 2020 also contributed to the decrease in the net loss ratio.  The Specialty Commercial Segment reported a net expense ratio of 23.6% for the second quarter of 2021 as compared to 18.5% for the same period of 2020 driven primarily by lower net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $27.7 million for the three months ended June 30, 2021, which was $3.9 million, or 16%, more than the $23.8 million reported for the same period in 2020.  Net premiums written were $17.4 million for the three months ended June 30, 2021 as compared to $16.8 million for the same period in 2020.  The increase in the gross and net premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $17.2 million for the three months ended June 30, 2021, was $0.1 million more than the $17.1 million reported for the same period in 2020. This increase in total revenue was due to higher net premiums earned of $0.1 million due to higher premium production for the three months ended June 30, 2021 as compared to the same period of 2020.

Our Standard Commercial Segment reported a pre-tax loss of $2.0 million for the three months ended June 30, 2021 as compared to pre-tax income of $0.8 million reported for the same period of 2020.  The pre-tax loss was the result of higher loss and LAE of $3.4 million, partially offset by lower operating expenses of $0.5 million and the higher revenue discussed above. Decreased operating expenses were primarily the result of lower production related expenses of $0.5 million and lower professional services of $0.1 million, partially offset by higher salary and related expenses of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 85.4% for the three months ended June 30, 2021 as compared to 65.7% for the same period of 2020.  The gross loss ratio before reinsurance for the three months ended June 30, 2021 was 83.5% as compared to 69.0% reported for the same period of 2020.  The increase in the gross and net loss ratios was due primarily to net catastrophe losses of $3.2 million during the second quarter of 2021 compared to $2.3 million for the same period of the prior year and higher non-catastrophe current accident year loss trends.  The Standard Commercial Segment reported unfavorable net loss reserve development of $18 thousand during the three months ended June 30, 2021 as compared to unfavorable net loss reserve development of $0.8 million during the same period of 2020 The Standard Commercial Segment reported a net expense ratio of 31.7% for the second quarter of 2021 as compared to 34.4% for the same period of 2020.  The decrease in the expense ratio was primarily due to increased net premiums earned and decreased operating expenses.

Personal Segment

Gross premiums written for the Personal Segment were $15.8 million for the three months ended June 30, 2021 as compared to $21.2 million for the same period in the prior year.  Net premiums written for our Personal Segment were $15.7 million in the second quarter of 2021, which was a decrease of $2.5 million from the $18.2 million reported for the second quarter of 2020.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $19.1 million for the second quarter of 2021 as compared to $22.5 million for the same period in 2020.  The decrease in revenue was primarily due to lower net premiums earned of $3.1 million and lower finance charges of $0.4 million, partially offset by higher investment income of $0.1 million during the second quarter of 2021 as compared to the same period during 2020.

Pre-tax loss for the Personal Segment was $2.8 million for the three months ended June 30, 2021 as compared to pre-tax income of $1.9 million for the same period of 2020.  The pre-tax loss was primarily the result of higher losses and LAE of $1.4 million and the decreased revenue as discussed above, partially offset by decreased amortization of intangible assets of $0.1 million for the three months ended June 30, 2021 as compared to the same period during 2020.

The Personal Segment reported a net loss ratio of 91.7% for the three months ended June 30, 2021 as compared to 71.1% for the same period of 2020.  The gross loss ratio before reinsurance was 91.9% for the three months ended June 30, 2021 as compared to 70.9% for the same period in 2020.  The higher gross and net loss ratios were impacted by higher current accident year loss trends and $1.3 million higher net unfavorable prior year loss reserve development.  The Personal

Segment had $0.4 million of net catastrophe losses during both the second quarter of 2021 and 2020.  The Personal Segment reported a net expense ratio of 27.2% for the second quarter of 2021 as compared to 21.0% for the same period of 2020.  The increase in the expense ratio was due primarily to lower net premiums earned.

Corporate

Total revenue for Corporate increased by $1.0 million for the three months ended June 30, 2021 as compared to the same period the prior year.  This increase in total revenue was due predominately to investment gains of $3.9 million during the second quarter of 2021 as compared to investment gains of $2.1 million reported for the same period of 2020, partially offset by lower net investment income of $0.8 million for the three months ended June 30, 2021 as compared to the same period during 2020.

Corporate pre-tax loss was $1.1 million for the three months ended June 30, 2021 as compared to pre-tax loss of $3.0 million for the same period of 2020.  The improvement in pre-tax results for the second quarter of 2021 as compared to the same period the prior year was primarily due to the higher revenue discussed above as well as lower operating expenses of $0.8 million driven primarily by lower professional services of $0.4 million, lower salary and related expense of $0.3 million and lower travel and entertainment expenses of $0.1 million.  Further contributing to the improvement in the pre-tax loss was lower interest expense of $0.1 million.

Six Months Ended June 30, 2021 as compared to Six Months Ended June 30, 2020 (in thousands):

	Six Months Ended June 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross premiums written	$240,180	$288,097	$57,447	$50,218	$35,107	$46,918	$—	$—	$332,734	$385,233
Ceded premiums written	(129,711)	(128,604)	(20,580)	(14,500)	(162)	(6,637)	—	—	(150,453)	(149,741)
Net premiums written	110,469	159,493	36,867	35,718	34,945	40,281	—	—	182,281	235,492
Change in unearned premiums	23,457	15,816	(3,254)	(2,899)	345	1,120	—	—	20,548	14,037
Net premiums earned	133,926	175,309	33,613	32,819	35,290	41,401	—	—	202,829	249,529

Total revenues	138,882	183,244	34,928	34,732	38,074	44,787	8,750	(29,063)	220,634	233,700

Losses and loss adjustment expenses	91,749	130,145	26,229	22,630	30,644	35,503	—	—	148,622	188,278

Pre-tax income (loss)	17,148	22,174	(1,610)	1,518	(4,389)	(3,771)	19	(83,924)	11,168	(64,003)

Net loss ratio (1)	68.5%	74.2%	78.0%	69.0%	86.8%	85.8%			73.3%	75.5%
Net expense ratio (1)	23.8%	18.1%	31.7%	32.9%	28.8%	24.7%			27.5%	22.5%
Net combined ratio (1)	92.3%	92.3%	109.7%	101.9%	115.6%	110.5%			100.8%	98.0%

Net (Unfavorable) Favorable Prior Year Development	772	(12,468)	1,343	(919)	(3,159)	(5,961)			(1,044)	(19,348)
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $240.2 million for the six months ended June 30, 2021 which was $47.9 million, or 17%, less than the $288.1 million reported for the same period of 2020. Net premiums written were $110.5 million for the six months ended June 30, 2021 as compared to $159.5 million for the same period of 2020. The decrease in gross and net premiums written was primarily the result of lower premium production in our Commercial Auto, Professional Liability, E&S Property and Aerospace & Programs business units, partially offset by increased premium production in our E&S Casualty business unit. In February 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases. At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.  The exit of the contract binding line of the primary commercial automobile business contributed $21.8 million and $21.0 million to the decline in gross premiums written and net premiums written, respectively, for the six months ended June 30, 2021 as compared to the same period the prior year.

The $138.9 million of total revenue for the six months ended June 30, 2021 was $44.3 million less than the $183.2 million reported by the Specialty Commercial Segment for the same period in 2020. This decrease in revenue was primarily due to lower net premiums earned of $41.4 million due primarily to the decreased premium production discussed above, as well as lower net investment income of $2.9 million for the six months ended June 30, 2021 as compared to the same period of 2020.

Pre-tax income for the Specialty Commercial Segment of $17.1 million during the six months ended June 30, 2021 was $5.1 million less than the $22.2 million reported for the same period in 2020. The decrease in pre-tax income was primarily the result of the decreased revenue discussed above, partially offset by lower losses and LAE of $38.4 million, lower operating expenses of $0.1 million and lower amortization of intangible assets of $0.7 million during the six months ended June 30, 2021 as compared to the same period during 2020.

Our Specialty Commercial Segment reported lower losses and LAE for the six months ended June 30, 2021 compared to the same period of the prior year as the combined result of (a) a $43.5 million decrease in losses and LAE in our Commercial Auto business unit due largely to exit of the contract binding line of business, as well as a $15.8 million improvement in prior year net loss reserve development,  (b) a $1.7 million decrease in losses and LAE in our E&S Property business unit due primarily to a $4.6 million improvement in net catastrophe losses, partially offset by unfavorable net prior year loss reserve development of $1.2 million during the six months ended June 30, 2021 as compared to $2.3 million of favorable prior year net loss reserve development during the same period of 2020 and higher current accident year non-catastrophe losses, (c) a $9.8 million increase in losses and LAE in our E&S Casualty business unit due primarily to higher unfavorable prior year net loss reserve development of $3.7 million and higher net premiums earned,  (d) a $2.3 million decrease in losses and LAE in our Aerospace & Programs business unit due primarily to lower current accident year net loss trends driven by lower satellite losses partially offset by $0.1 million higher unfavorable net loss reserve development,  and (e) a $0.7 million decrease in losses and LAE attributable to our Professional Liability business unit due primarily to $4.8 million higher favorable net prior year loss reserve development, partially offset by higher current accident year loss trends.

Operating expenses decreased $0.1 million primarily as the result of lower production related expenses of $1.8 million, lower occupancy and related expenses of $0.5 million, lower professional services of $0.9 million and lower travel and related expenses of $0.2 million, partially offset by higher salary and related expenses of $2.5 million driven by increased incentive compensation expense and higher other operating expenses of $0.8 million.

The Specialty Commercial Segment reported a net loss ratio of 68.5% for the six months ended June 30, 2021 as compared to 74.2% for the same period in 2020. The gross loss ratio before reinsurance was 82.4% for the six months ended June 30, 2021 as compared to 84.6% for the same period in 2020. The exit of the contract binding line of the primary commercial automobile business contributed 5.0% to the decline in the net loss ratio during the six months ended June 30, 2021 as compared to same period during 2020. The decrease in the gross and net loss ratios were also impacted by $0.8 million of favorable prior year net loss reserve development for the six months ended June 30, 2021 as compared to unfavorable prior year net loss reserve development of $12.5 million for the same period of 2020.  Catastrophe losses of $3.7 million for the six months ended June 30, 2021 as compared to catastrophe losses of $8.3 million during the same period of 2020 also contributed to the decrease in the loss ratio.  The Specialty Commercial Segment reported a net expense ratio of 23.8% for the six months ended June 30, 2021 as compared to 18.1% for the same period of 2020 driven primarily by lower net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $57.4 million for the six months ended June 30, 2021, which was $7.2 million, or 14%, more than the $50.2 million reported for the same period in 2020. Net premiums written were $36.9 million for the three months ended June 30, 2021 as compared to $35.7 million for the same period in 2020. The increase in the gross and net premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $34.9 million for the six months ended June 30, 2021, was $0.2 million, more than the $34.7 million reported for the same period in 2020. This increase in total revenue was due to higher net premiums earned of $0.8 million, partially offset by lower net investment income of $0.5 million and lower finance charges of $0.1 million for the three months ended June 30, 2021 as compared to the same period of 2020.

Our Standard Commercial Segment reported a pre-tax loss of $1.6 million for the six months ended June 30, 2021 as compared to pre-tax income of $1.5 million reported for the same period of 2020. The pre-tax loss was the result of higher loss and LAE of $3.6 million, partially offset by lower operating expenses of $0.3 million and the increased revenue discussed above. Decreased operating expenses were primarily the result of lower professional services of $0.2 million and lower salary and related expenses of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 78.0% for the six months ended June 30, 2021 as compared to 69.0% for the same period of 2020. The gross loss ratio before reinsurance for the six months ended June 30, 2021 was 70.8% as compared to 67.3% reported for the same period of 2020. The increase in the gross and net loss ratios was due primarily to higher gross current accident year loss trends and catastrophe losses of $5.2 million during the six months ended June 30, 2021 compared to $3.9 million for the same period of the prior year. The Standard Commercial Segment reported favorable net loss reserve development of $1.3 million during the six months ended June 30, 2021 as compared to unfavorable net loss reserve development of $0.9 million during the same period of 2020. The Standard Commercial Segment reported a net expense ratio of 31.7% for the six months ended June 30, 2021 as compared to 32.9% for the same period of 2020. The decrease in the expense ratio was primarily due to lower operating expenses and higher net premiums earned in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $35.1 million for the six months ended June 30, 2021 as compared to $46.9 million for the same period in the prior year. Net premiums written for our Personal Segment were $34.9 million for the six months ended June 30, 2021, which was a decrease of $5.4 million from the $40.3 million reported for the same period of 2020. The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $38.1 million for the six months ended June 30, 2021 as compared to $44.8 million for the same period in 2020. The decrease in revenue was due to a decrease in net premiums earned of $6.1 million and lower finance charges of $0.9 million, partially offset by higher investment income of $0.3 million during the six months ended June 30, 2021 as compared to the same period during 2020.

Pre-tax loss for the Personal Segment was $4.4 million for the six months ended June 30, 2021 as compared to pre-tax loss of $3.8 million for the same period of 2020. The increase in pre-tax loss was primarily the result of the decreased revenue discussed above, partially offset by decreased losses and LAE of $4.9 million, decreased operating expenses of $1.1 million and lower amortization of intangible assets of $0.1 million for the six months ended June 30, 2021 as compared to the same period during 2020.

The Personal Segment reported a net loss ratio of 86.8% for the six months ended June 30, 2021 as compared to 85.8% for the same period of 2020. The gross loss ratio before reinsurance was 88.1% for the six months ended June 30, 2021 as compared to 75.7% for the same period in 2020. The higher gross and net loss ratios for the six months ended June 30, 2021 was primarily the result of higher current accident year loss trends.  The Personal Segment reported $3.2 million net unfavorable prior year loss reserve development during the first six months of 2021 as compared to net unfavorable prior year loss reserve development of $6.0 million during the first six months of 2020. The Personal Segment had catastrophe losses of $0.8 million during the six months ended June 30, 2021 as compared to $0.4 million for the same period of 2020. The Personal Segment reported a net expense ratio of 28.8% during the six months ended June 30, 2021 as compared to 24.7% for the same period of 2020. The increase in the expense ratio was due predominately to lower net premiums earned and lower finance charges.

Corporate

Total revenue for Corporate increased by $37.8 million for the six months ended June 30, 2021 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $9.7 million during the six months ended June 30, 2021 as compared to investment losses of $27.3 million reported for the same period of 2020 and higher net investment income of $0.8 million for the six months ended June 30, 2021 as compared to the same period during 2020.

Corporate pre-tax income was $19 thousand for the six months ended June 30, 2021 as compared to pre-tax loss of $83.9 million for the same period of 2020. The improvement in the pre-tax result was primarily due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets. In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet. Further contributing to the improved pre-tax result was lower interest expense of $0.3 million, as well as the higher revenue discussed above. The pre-tax income was partially reduced by higher operating expenses of $0.2 million, primarily as a result of increased salary and related expense, largely due to incentive compensation accrual adjustments, partially offset by lower professional services, travel and related and occupancy and related expenses.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2021, Hallmark and its non-insurance company subsidiaries had $13.8 million in unrestricted cash and cash equivalents, including $17.6 million held in premium and claim trust accounts. As of that date, our insurance subsidiaries held $312.8 million of unrestricted cash and cash equivalents, as well as $300.7 million in debt securities with an average modified duration of 0.7 years. Accordingly, we do not anticipate selling long-term debt instruments to meet liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2021, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first six months of 2021 and 2020, our insurance subsidiaries paid $3.0 million and $8.0 million in dividends to Hallmark, respectively. During the first six months of 2021 and 2020, our insurance subsidiaries paid $7.0 million and $1.5 million in management fees to Hallmark, respectively.

Comparison of June 30, 2021 to December 31, 2020

On a consolidated basis, our cash (excluding restricted cash) and investments at June 30, 2021 were $674.2 million compared to $639.2 million at December 31, 2020. The primary reasons for this increase in unrestricted cash and investments were increases in investment fair values and cash provided by operations.

Comparison of Six Months Ended June 30, 2021 and June 30, 2020

During the six months ended June 30, 2021, our cash flow provided by operations was $28.9 million compared to cash flow used by operations of $7.0 million during the same period the prior year. The cash flow provided by operations was driven by a decrease in net paid claims, decreased paid operating expenses, higher collected commission and fee income and lower interest paid, and income tax refunds received, partially offset by decreased collected net premiums, lower collected investment income and lower finance charges during the six months ended June 30, 2021 as compared to the same period the prior year.

Net cash provided by investing activities during the first six months of 2021 was $194.8 million as compared to net cash provided by investing activities of $80.5 million during the first six months of 2020. The increase in cash provided by investing activities during the first six months of 2021 was primarily comprised of a decrease of $101.3 million in purchases of debt and equity securities, an increase of $13.2 million in maturities, sales and redemptions of investment securities, partially offset by a $0.2 million increase in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first six months of 2021 or 2020.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 37.4% as of June 30, 2021.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at June 30, 2021	3.37%	3.02%

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et al. (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Schulze Matter”). The Company, its former Chief Executive Officer and its former Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020. In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and by making positive statements about the Company’s business, operations and prospects that were allegedly materially misleading and/or lacked a reasonable basis. On July 21, 2020, the court appointed Rajeev Yalamanchili as Lead Plaintiff.  Lead Plaintiff filed an Amended Complaint on September 30, 2020.  On July 28, 2021, the court granted the defendants’ motion to dismiss the lawsuit without prejudice to the plaintiff filing a second amended complaint within 28 days, and denied plaintiff’s request to submit supplemental evidence in support of his opposition to the motion to dismiss. The Company’s current policy is to expense legal costs as incurred. Historically, the Company has not carried director and officer liability insurance and does not currently hold such a policy.

As of June 30, 2021, we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various other legal proceedings to which we were a party are routine in nature and incidental to our business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended June 30, 2021.

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Stockholder’s Equity for the three months and six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 12, 2021	/s/ Mark E. Schwarz
Mark E. Schwarz, Chief Executive Officer and President

Date: August 12, 2021	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Financial Officer and Senior Vice President