Form 10-Q
period 2021-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2021-11-15
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share – 18,172,467 shares outstanding as of  November 15, 2021.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020	3
Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2021 and September 30, 2020	4
Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the three months and nine months ended September 30, 2021 and September 30, 2020	5
Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and nine months ended September 30, 2021 and September 30, 2020	6
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and September 30, 2020	7
Notes to Consolidated Financial Statements (unaudited)	8

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $315,029 in 2021 and $502,167 in 2020)	$317,916	$507,279
Equity securities (cost; $39,129 in 2021 and $26,988 in 2020)	45,362	29,388
Total investments	363,278	536,667

Cash and cash equivalents	325,833	102,580
Restricted cash	3,793	5,728
Ceded unearned premiums	145,858	143,446
Premiums receivable	85,177	120,332
Accounts receivable	6,595	5,967
Receivable for securities	5,613	913
Reinsurance recoverable	515,088	497,846
Deferred policy acquisition costs	10,494	17,840
Intangible assets, net	944	1,322
Federal income tax recoverable	17,347	24,691
Deferred federal income taxes, net	9,326	8,724
Prepaid expenses	4,683	2,648
Other assets	26,179	28,013
Total assets	$1,520,208	$1,496,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$815,381	$789,768
Unearned premiums	300,383	320,806
Senior unsecured notes due 2029 (less unamortized debt issuance costs of $770 in 2021 and $844 in 2020)	49,230	49,156
Subordinated debt securities (less unamortized debt issuance costs of $757 in 2021 and $795 in 2020)	55,946	55,907
Reinsurance payable	71,183	61,100
Pension liability	1,530	1,859
Payable for securities	1,047	—
Accounts payable and other accrued expenses	47,728	50,415
Total liabilities	1,342,428	1,329,011
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2021 and 2020	3,757	3,757
Additional paid-in capital	122,773	122,893
Retained earnings	77,270	65,699
Accumulated other comprehensive (loss) income	(1,272)	383
Treasury stock (2,700,364 shares in 2021 and 2,730,673 in 2020), at cost	(24,748)	(25,026)
Total stockholders’ equity	177,780	167,706
Total liabilities and stockholders’ equity	$1,520,208	$1,496,717

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross premiums written	$169,104	$196,464	$501,838	$581,697
Ceded premiums written	(78,140)	(83,408)	(231,891)	(239,267)
Net premiums written	90,964	113,056	269,947	342,430
Change in unearned premiums	3,383	3,664	22,836	19,587
Net premiums earned	94,347	116,720	292,783	362,017

Investment income, net of expenses	2,213	2,660	7,576	10,314
Investment (losses) gains, net	(533)	(627)	9,122	(27,899)
Finance charges	1,076	1,316	3,318	4,488
Commission and fees	232	209	742	793
Other income	15	15	50	48

Total revenues	97,350	120,293	313,591	349,761

Losses and loss adjustment expenses	63,706	122,555	209,674	308,278
Operating expenses	27,882	33,640	85,188	92,059
Interest expense	1,245	1,273	3,743	4,061
Impairment of goodwill and other intangible assets	—	—	—	45,996
Amortization of intangible assets	126	617	378	1,851

Total expenses	92,959	158,085	298,983	452,245

Pre-tax income (loss)	4,391	(37,792)	14,608	(102,484)
Income tax expense (benefit)	946	(9,404)	3,037	(15,943)
Net income (loss)	3,445	(28,388)	11,571	(86,541)

Net income (loss) per share:
Basic	$0.19	$(1.56)	$0.64	$(4.77)
Diluted	$0.19	$(1.56)	$0.64	$(4.77)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$3,445	$(28,388)	$11,571	$(86,541)
Other comprehensive (loss) income:
Change in net actuarial gain	43	35	130	104
Tax effect on change in net actuarial gain	(9)	(8)	(27)	(22)
Unrealized holding gains arising during the period	276	2,706	3,063	4,149
Tax effect on unrealized holding gains arising during the period	(58)	(568)	(643)	(872)
Reclassification adjustment for losses included in net (loss) income	(1,059)	(390)	(5,288)	(5,612)
Tax effect on reclassification adjustment for losses included in net (loss) income	222	82	1,110	1,179
Other comprehensive (loss) gain, net of tax	(585)	1,857	(1,655)	(1,074)
Comprehensive income (loss)	$2,860	$(26,531)	$9,916	$(87,615)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,782	122,729	122,893	123,468
Equity based compensation	4	154	158	(416)
Shares issued under employee benefit plans	(13)	(6)	(278)	(175)
Balance, end of period	122,773	122,877	122,773	122,877

Retained Earnings
Balance, beginning of period	73,825	102,417	65,699	160,570
Net income (loss)	3,445	(28,388)	11,571	(86,541)
Balance, end of period	77,270	74,029	77,270	74,029

Accumulated Other Comprehensive Income
Balance, beginning of period	(687)	(2,243)	383	688
Change in net actuarial gain, net of tax	34	27	103	82
Unrealized holding gains arising during period, net of tax	218	2,138	2,420	3,277
Reclassification adjustment for losses included in net (loss) income, net of tax	(837)	(308)	(4,178)	(4,433)
Balance, end of period	(1,272)	(386)	(1,272)	(386)

Treasury Stock
Balance, beginning of period	(24,761)	(25,032)	(25,026)	(25,201)
Shares issued under employee benefit plans	13	6	278	175
Balance, end of period	(24,748)	(25,026)	(24,748)	(25,026)

Total Stockholders' Equity	$177,780	$175,251	$177,780	$175,251

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,571	$(86,541)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	2,523	4,257
Deferred federal income taxes benefit	(163)	(5,597)
Investment (gains) losses, net	(9,122)	27,899
Share-based payments expense (benefit)	158	(416)
Impairment of goodwill and other intangibles	—	45,996
Change in ceded unearned premiums	(2,412)	18,045
Change in premiums receivable	35,155	35,921
Change in accounts receivable	(628)	(908)
Change in deferred policy acquisition costs	7,346	629
Change in reserves for losses and loss adjustment expenses	25,613	135,536
Change in unearned premiums	(20,423)	(37,632)
Change in reinsurance recoverable	(17,242)	(193,259)
Change in reinsurance payable	10,083	15,601
Change in federal income tax payable (recoverable)	7,344	(11,000)
Change in all other liabilities	(2,903)	(15,499)
Change in all other assets	448	4,073
Net cash provided by (used in) operating activities	47,348	(62,895)
Cash flows from investing activities:
Purchases of property and equipment	(1,632)	(1,277)
Purchases of investment securities	(120,276)	(160,410)
Maturities, sales and redemptions of investment securities	295,878	373,988
Net cash provided by investing activities	173,970	212,301
Increase in cash and cash equivalents and restricted cash	221,318	149,406
Cash and cash equivalents and restricted cash at beginning of period	108,308	54,948
Cash and cash equivalents and restricted cash at end of period	$329,626	$204,354

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

The interim financial data as of September 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim financial data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.2 million and a fair value of $53.0 million as of September 30, 2021.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $55.9 million and a fair value of $29.0 million as of September 30, 2021. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Income Taxes

We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes in effect for the year in which these temporary differences are expected to be recovered or settled. Net deferred tax assets are held at their net realizable value and an allowance is taken as needed. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at September 30, 2021.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB released ASU 2019-12, Simplifying the Accounting for Income Taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in the existing guidance and amending other existing guidance to simplify several other income tax accounting matters.  The updated guidance became effective for the quarter ended March 31, 2021.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financials position or liquidity.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted as of March 12, 2020 and are effective December 31, 2022. We do not currently have any contracts that have been changed to a new reference rate, but we will continue to evaluate our contracts and the effects of this standard on our condensed consolidated financial statements prior to adoption.

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

3. Revision of Previously Issued Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the quarter ended September 30, 2021, we identified immaterial errors relating to certain reinsurance treaties and other items related to prior periods. We maintain various Quota Share and Excess of Loss reinsurance treaties for our casualty lines of business produced by our Specialty Commercial Segment. We incorrectly determined the gross premium subject to these reinsurance treaties from October 1, 2018 through June 30, 2021, which overstated our net earned premium and understated our net losses incurred and operating expenses. This error impacted only excess policies in our Commercial Auto, E&S Casualty and Professional Liability business units within our Specialty Commercial Segment.

In accordance with SEC Staff Accounting Bulletin Topics 1.M and 1.N, the Company evaluated the materiality of this error both quantitatively and qualitatively and determined that it was not material to our previously issued consolidated financial statements. However, adjusting for the cumulative effect of this error in the consolidated financial statements of operations for 2021 would be material to the Company’s results for this period.

The accompanying financial statements and relevant footnotes to the consolidated financial statements in this Quarterly Report on Form 10-Q have been revised to correct for these immaterial prior period errors. The impact to the statements of comprehensive income and equity are captured within the tables below through the presentation of the impact to net income and retained earnings. The tables below provide reconciliations of our previously reported amounts to the revised amounts corrected for these immaterial errors in the prior periods indicated.

Consolidated Statements of Operations:

	Three months ended September 30,			Nine months ended September 30,
	2020			2020
	As previously			As previously
	reported	Revisions	As revised	reported	Revisions	As revised
Ceded premiums written	$(80,353)	$(3,055)	$(83,408)	$(230,094)	$(9,173)	$(239,267)
Net premiums written	116,111	(3,055)	113,056	351,603	(9,173)	342,430
Change in unearned premiums	3,449	215	3,664	17,486	2,101	19,587
Net premiums earned	119,560	(2,840)	116,720	369,089	(7,072)	362,017
Total revenues	123,133	(2,840)	120,293	356,833	(7,072)	349,761

Losses and loss adjustment expenses	124,253	(1,698)	122,555	312,531	(4,253)	308,278
Operating expenses	34,296	(656)	33,640	93,703	(1,644)	92,059

(Loss) income before tax	$(37,306)	$(486)	$(37,792)	$(101,309)	$(1,175)	$(102,484)
Income tax expense	(9,302)	(102)	(9,404)	(15,696)	(247)	(15,943)
Net loss	$(28,004)	$(384)	$(28,388)	$(85,613)	$(928)	$(86,541)

Common stockholders net income per share:
Basic	$(1.54)	$(0.02)	$(1.56)	$(4.72)	$(0.05)	$(4.77)
Diluted	$(1.54)	$(0.02)	$(1.56)	$(4.72)	$(0.05)	$(4.77)

	For the year ended December 31,			For the year ended December 31,
	2019			2020
	As previously			As previously
	reported	Revisions	As revised	reported	Revisions	As revised
Ceded premiums written	$(347,279)	$(5,978)	$(353,257)	$(304,395)	$(10,640)	$(315,035)
Net premiums written	496,552	(5,978)	490,574	438,973	(10,640)	428,333
Change in unearned premiums	(59,675)	3,393	(56,282)	42,825	743	43,568
Net premiums earned	436,877	(2,585)	434,292	481,798	(9,897)	471,901
Total revenues	486,371	(2,585)	483,786	478,745	(9,897)	468,848

Losses and loss adjustment expenses	362,165	(1,619)	360,546	412,851	(5,944)	406,907
Operating expenses	117,357	(325)	117,032	126,266	(2,347)	123,919

(Loss) income before tax	$(1,032)	$(642)	$(1,674)	$(114,162)	$(1,606)	$(115,768)
Income tax expense	(407)	(135)	(542)	(22,507)	1,090	(21,417)
Net loss	$(625)	$(507)	$(1,132)	$(91,655)	$(2,696)	$(94,351)

Common stockholders net income per share:
Basic	$(0.03)	$(0.03)	$(0.06)	$(5.05)	$(0.15)	$(5.20)
Diluted	$(0.03)	$(0.03)	$(0.06)	$(5.05)	$(0.15)	$(5.20)

	Three months ended March 31,			Three months ended June 30,			Six months ended June 30,
	2021			2021			2021
	As previously			As previously			As previously
	reported	Revisions	As revised	reported	Revisions	As revised	reported	Revisions	As revised
Ceded premiums written	$(69,871)	$(1,650)	$(71,521)	$(80,582)	$(1,648)	$(82,230)	$(150,453)	$(3,298)	$(153,751)
Net premiums written	93,147	(1,650)	91,497	89,134	(1,648)	87,486	182,281	(3,298)	178,983
Change in unearned premiums	11,071	(716)	10,355	9,477	(379)	9,098	20,548	(1,095)	19,453
Net premiums earned	104,218	(2,366)	101,852	98,611	(2,027)	96,584	202,829	(4,393)	198,436
Total revenues	114,419	(2,366)	112,053	106,215	(2,027)	104,188	220,634	(4,393)	216,241

Losses and loss adjustment expenses	70,903	(1,424)	69,479	77,719	(1,230)	76,489	148,622	(2,654)	145,968
Operating expenses	30,441	(468)	29,973	27,653	(319)	27,334	58,094	(787)	57,307

(Loss) income before tax	$11,700	$(473)	$11,227	$(532)	$(478)	$(1,010)	$11,168	$(951)	$10,217
Income tax expense	2,355	(99)	2,256	(65)	(100)	(165)	2,290	(199)	2,091
Net loss	$9,345	$(374)	$8,971	$(467)	$(378)	$(845)	$8,878	$(752)	$8,126

Common stockholders net income per share:
Basic	$0.52	$(0.03)	$0.49	$(0.03)	$(0.02)	$(0.05)	$0.49	$(0.04)	$0.45
Diluted	$0.52	$(0.03)	$0.49	$(0.03)	$(0.02)	$(0.05)	$0.49	$(0.04)	$0.45

Consolidated Balance Sheets:

	December 31,			December 31,
	2019			2020
	As previously			As previously
	reported	Revisions	As revised	reported	Revisions	As revised
Ceded unearned premiums	$164,221	$3,777	$167,998	$138,926	$4,520	$143,446
Reinsurance recoverable	315,466	1,671	317,137	490,231	7,615	497,846
Federal income tax recoverable	8,995	139	9,134	25,642	(951)	24,691
Total assets	1,495,274	5,587	1,500,861	1,485,533	11,184	1,496,717
Reinsurance payable	59,274	6,107	65,381	46,700	14,400	61,100
Total liabilities	1,231,992	6,107	1,238,099	1,314,611	14,400	1,329,011
Retained earnings	160,570	(521)	160,049	68,915	(3,216)	65,699
Total stockholders' equity	263,282	(521)	262,761	170,922	(3,216)	167,706
Total liabilities and stockhoders' equity	1,495,274	5,586	1,500,860	1,485,533	11,184	1,496,717

	September 30,			March 31,			June 30,
	2020			2021			2021
	As previously			As previously			As previously
	reported	Revisions	As revised	reported	Revisions	As revised	reported	Revisions	As revised
Ceded unearned premiums	$144,075	$2,101	$146,176	$134,206	$3,804	$138,010	$139,609	$3,425	$143,034
Reinsurance recoverable	504,472	4,253	508,725	494,815	9,039	503,854	494,473	10,269	504,742
Federal income tax recoverable	19,748	247	19,995	23,855	(852)	23,003	20,025	(751)	19,274
Total assets	1,497,507	6,601	1,504,108	1,517,543	11,991	1,529,534	1,506,694	12,943	1,519,637
Reinsurance payable	67,346	7,529	74,875	51,673	15,582	67,255	51,921	16,911	68,832
Total liabilities	1,321,328	7,529	1,328,857	1,337,791	15,582	1,353,373	1,327,810	16,911	1,344,721
Retained earnings	74,957	(928)	74,029	78,260	(3,592)	74,668	77,793	(3,968)	73,825
Total stockholders' equity	176,179	(928)	175,251	179,752	(3,592)	176,160	178,884	(3,968)	174,916
Total liabilities and stockhoders' equity	1,497,507	6,601	1,504,108	1,517,543	11,990	1,529,533	1,506,694	12,943	1,519,637

Consolidated Statements of Cash Flows:

	For the year ended December 31,			For the year ended December 31,			For the nine months ended September 30,
	2019			2020			2020
	As previously			As previously			As previously
	reported	Revisions	As revised	reported	Revisions	As revised	reported	Revisions	As revised
Net income	$(625)	$(507)	$(1,132)	$(91,655)	$(2,696)	$(94,351)	$(85,613)	$(928)	$(86,541)
Change in reinsurance payable	(8,054)	5,654	(2,400)	(12,574)	8,293	(4,281)	8,072	7,529	15,601
Change in reinsurance recoverable	(63,437)	(1,619)	(65,056)	(174,765)	(5,944)	(180,709)	(189,006)	(4,253)	(193,259)
Change in ceded unearned premiums	(31,190)	(3,393)	(34,583)	25,295	(743)	24,552	20,146	(2,101)	18,045
Change in federal income tax recoverable	(8,999)	(135)	(9,134)	(16,647)	1,090	(15,557)	(10,753)	(247)	(11,000)
Net cash provided by (used in) operating activities	$27,670	$—	$27,670	$(69,327)	$—	$(69,327)	$(62,895)	$—	$(62,895)

	For the three months ended March 31,			For the six months ended June 30,
	2021			2021
	As previously			As previously
	reported	Revisions	As revised	reported	Revisions	As revised
Net income	$9,345	$(374)	$8,971	$8,878	$(752)	$8,126
Change in reinsurance payable	4,973	1,182	6,155	5,221	2,510	7,731
Change in reinsurance recoverable	(4,584)	(1,424)	(6,008)	(4,242)	(2,653)	(6,895)
Change in ceded unearned premiums	4,720	716	5,436	(683)	1,094	411
Change in federal income tax payable (recoverable)	1,787	(100)	1,687	5,617	(200)	5,417
Net cash provided by (used in) operating activities	$29,476	$—	$29,476	$28,899	$—	$28,899

4. Acquisitions, Goodwill and Indefinite-Lived Intangible Assets

In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in its balance sheet.  As a result, the Company took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020. As of September 30, 2021, there was no goodwill or indefinite-lived intangible assets reported on our consolidated balance sheet.

5. Fair Value

ASC 820 defines fair value, establishes a consistent framework for measuring fair value and requires disclosure about fair value measurements. ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, ASC 820 precludes the use of block discounts when measuring the fair value of instruments traded in an active market, which were previously applied to large holdings of publicly traded equity securities.

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$66,496	$—	$66,496
Corporate bonds	—	121,741	356	122,097
Corporate bank loans	—	86,334	—	86,334
Municipal bonds	—	40,971	—	40,971
Mortgage-backed	—	2,018	—	2,018
Total debt securities	—	317,560	356	317,916
Total equity securities	45,362	—	—	45,362
Total investments	$45,362	$317,560	$356	$363,278

	As of December 31, 2020
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$179,746	$—	$179,746
Corporate bonds	—	219,020	348	219,368
Corporate bank loans	—	52,782	—	52,782
Municipal bonds	—	50,539	—	50,539
Mortgage-backed	—	4,844	—	4,844
Total debt securities	—	506,931	348	507,279
Total equity securities	29,388	—	—	29,388
Total investments	$29,388	$506,931	$348	$536,667

Due to significant unobservable inputs into the valuation model for one corporate bond as of September 30, 2021 and December 31, 2020, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021 and 2020 (in thousands):

Beginning balance as of January 1, 2021	$348
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized losses included in net income	—
Net gain included in other comprehensive income	8
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of September 30, 2021	$356

Beginning balance as of January 1, 2020	$339
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net loss	—
Net gains included in other comprehensive loss	(14)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of September 30, 2020	$325

6. Investments

The amortized cost/carrying value and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
	Carrying Value	Gains	Losses	Fair Value
As of September 30, 2021
U.S. Treasury securities and obligations of U.S. Government	$66,354	$142	$—	$66,496
Corporate bonds	119,341	2,829	(73)	122,097
Corporate bank loans	86,749	117	(532)	86,334
Municipal bonds	40,618	421	(68)	40,971
Mortgage-backed	1,967	55	(4)	2,018
Total debt securities	315,029	3,564	(677)	317,916
Total equity securities	39,129	8,148	(1,915)	45,362
Total investments	$354,158	$11,712	$(2,592)	$363,278

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
As of December 31, 2020	Carrying Value	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government	$179,259	$487	$—	$179,746
Corporate bonds	214,666	5,086	(384)	219,368
Corporate bank loans	53,650	3	(871)	52,782
Municipal bonds	49,833	756	(50)	50,539
Mortgage-backed	4,759	114	(29)	4,844
Total debt securities	502,167	6,446	(1,334)	507,279
Total equity securities	26,988	5,648	(3,248)	29,388
Total investments	$529,155	$12,094	$(4,582)	$536,667

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. Treasury securities and obligations of U.S. Government	$—	$(3)	$—	$(3)
Corporate bonds	133	352	494	766
Corporate bank loans	14	66	105	(19)
Municipal bonds	(18)	(25)	(12)	1,397
Equity securities	930	—	4,701	3,471
Gain on investments	1,059	390	5,288	5,612
Other-than-temporary impairments	—	(1,692)	—	(1,692)
Unrealized losses on other investments	—	(262)	—	(2,136)
Unrealized (losses) gains on equity investments	(1,592)	937	3,834	(29,683)
Investment (losses) gains, net	$(533)	$(627)	$9,122	$(27,899)

We realized gross gains on investments of $1.1 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively and $5.8 million and $22.4 million for the nine months ended September 30, 2021 and 2020, respectively. We did not realize gross losses on investments for the three months ended September 30, 2021 and realized gross losses on investments of $0.1 million for the three months ended September 30, 2020. We realized gross losses on investments of $0.5 million and $16.8 million for the nine months ended September 30, 2021 and 2020, respectively. We recorded proceeds from the sale of investment securities of $1.1 million and $47.4 million during the three months ended September 30, 2021 and 2020, respectively and $16.9 million and $155.0 million for the nine months ended September 30, 2021 and 2020, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$—	$—	$—	$—
Corporate bonds	—	—	2,592	(73)	2,592	(73)
Corporate bank loans	27,235	(125)	20,443	(407)	47,678	(532)
Municipal bonds	4,000	(57)	999	(11)	4,999	(68)
Mortgage-backed	—	—	11	(4)	11	(4)
Total debt securities	31,235	(182)	24,045	(495)	55,280	(677)
Total equity securities	9,514	(335)	4,143	(1,580)	13,657	(1,915)
Total investments with unrealized losses	$40,749	$(517)	$28,188	$(2,075)	$68,937	$(2,592)

	As of December 31, 2020
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$—	$—	$—	$—
Corporate bonds	7,801	(186)	3,556	(198)	11,357	(384)
Corporate bank loans	45,233	(559)	4,144	(312)	49,377	(871)
Municipal bonds	2,859	(33)	1,154	(17)	4,013	(50)
Mortgage-backed	635	(25)	14	(4)	649	(29)
Total debt securities	56,528	(803)	8,868	(531)	65,396	(1,334)
Total equity securities	9,572	(1,610)	1,848	(1,638)	11,420	(3,248)
Total investments with unrealized losses	$66,100	$(2,413)	$10,716	$(2,169)	$76,816	$(4,582)

We had a total of 86 debt securities with an unrealized loss, of which 58 were in an unrealized loss position for less than one year and 28 were in an unrealized loss position for a period of one year or greater, as of September 30, 2021.  We held a total of 81 debt securities with an unrealized loss, of which 64 were in an unrealized loss position for less than one year and 17 were in an unrealized loss position for a period of one year or greater, as of December 31, 2020. We consider these losses as a temporary decline in value as they are predominately on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at September 30, 2021 and December 31, 2020 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We did not recognize any impairment loss on debt securities during the nine months ended September 30, 2021. We recognized $1.7 million of other-than-temporary impairment on debt securities during the nine months ended September 30, 2020.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. During the nine months ended September 30, 2021 we disposed of $0.6 million of previously impaired securities. During the nine months ended September 30, 2020, we did not dispose of any previously impaired securities.

Equity Investments: Equity investments that are not consolidated or accounted for under the equity method of accounting with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at September 30, 2021 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$125,303	$126,261
Due after one year through five years	114,399	116,086
Due after five years through ten years	64,251	64,191
Due after ten years	9,109	9,360
Mortgage-backed	1,967	2,018
	$315,029	$317,916

7. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $30.8 million and $29.7 million at September 30, 2021 and December 31, 2020, respectively.

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	September 30,	September 30,
	2021	2020
Balance at January 1	$789,768	$620,355
Less reinsurance recoverable	357,200	274,275
Net balance at January 1	432,568	346,080

Incurred related to:
Current year	207,121	253,319
Loss portfolio transfer	—	21,700
Prior years	2,553	33,259
Total incurred	209,674	308,278

Paid related to:
Current year	64,292	67,146
Loss portfolio transfer	—	21,700
Prior years	130,623	177,325
Total paid	194,915	266,171

Net balance at September 30	447,327	388,187
Plus reinsurance recoverable	368,054	367,704
Balance at September 30	$815,381	$755,891

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	September 30,
	2021	2020
Specialty Commercial Segment	$533	$23,961
Standard Commercial Segment	(2,336)	2,350
Personal Segment	4,356	6,948
Corporate	—	—
Total unfavorable net prior year development	$2,553	$33,259

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2021 and 2020:

Nine months ended September 30, 2021:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net favorable development in the 2020 and 2019 accident years primarily in the excess and primary commercial automobile liability lines of business, partially offset by net unfavorable development in both the primary and excess commercial automobile lines of business in the 2018 and prior accident years. Our E&S Casualty business unit experienced net unfavorable development primarily in our primary and excess liability line of business in the 2019 and prior accident years, partially offset by net favorable development in the 2020 accident year. We experienced net unfavorable development in our E&S Property and Aerospace & Programs business units. We experienced net favorable development in our Professional Liability business unit.

●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development for all lines of business in total, primarily due to net favorable development in our commercial auto liability and property lines of business in accident years 2020, 2016 and 2015, partially offset by net unfavorable development in the general liability lines of business in accident years 2019, 2018, 2017 and 2014 and prior accident years. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2020 and 2019 accident years.

Nine months ended September 30, 2020:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2018 and prior accident years both in the primary and excess commercial automobile liability lines of business, partially offset by net favorable development in the excess commercial automobile lines of business in the 2019 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our primary liability line of business and our E&S package insurance products in the 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2019, 2018 and 2014 accident years. We experienced net favorable development in our E&S Property and Professional Liability business units, partially offset by net unfavorable development in our Aerospace & Programs business unit.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net unfavorable development primarily in the general liability line of business in the 2018, 2017, 2016, 2015 and 2013 and prior accident years, partially offset by net favorable development in the 2019 and 2014 accident years primarily in the general liability line of business. Our Commercial Accounts business unit experienced net favorable development in the 2016 and 2015 accident years, partially offset by net unfavorable development in the 2017 and 2014 accident years in the occupational accident line of business. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2014 and prior accident years, partially offset by net unfavorable development in the 2015 accident year.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2019, 2018, 2017 and 2016 accident years, partially offset by favorable development in the 2015 and prior accident years. The net development during the nine months ended September 30, 2020 was driven predominately by unfavorable development attributable to more recent treaty years where we retain a greater portion of the claims.

9. Share-Based Payment Arrangements

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of September 30, 2021, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of September 30, 2021, restricted stock units representing the right to receive up to 84,744 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of September 30, 2021.

Stock Options:

A summary of the status of our stock options as of September 30, 2021 and changes during the nine months then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2021	14,157	$6.99
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at September 30, 2021	14,157	$6.99	0.3	$—
Exercisable at September 30, 2021	14,157	$6.99	0.3	$—

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

As of September 30, 2021, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during the first nine months of 2021 or 2020.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2017, 2018 and 2019 was $10.20, $10.87 and $18.10 per unit, respectively.  We incurred compensation expense of $4 thousand and $158 thousand related to restricted stock units during the three months and nine months ended September 30, 2021, respectively.  We incurred compensation expense (benefit) of $154 thousand and ($416) thousand related to restricted stock units during the three months and nine months ended September 30, 2020, respectively.  We recorded income tax benefit of $1 thousand and $33 thousand related to restricted stock units during the three months and nine months ended September 30, 2021, respectively.  We recorded income tax benefit (expense) of $32 thousand and ($88) thousand related to restricted stock units during the three months and nine months ended September 30, 2020, respectively.

The following table details the status of our restricted stock units as of and for the nine months ended September 30, 2021 and 2020:

	Number of Restricted Stock Units
	2021	2020
Nonvested at January 1	228,827	353,491
Granted	—	—
Vested	(30,309)	(19,065)
Forfeited	(142,022)	(92,563)
Nonvested at September 30	56,496	241,863

As of September 30, 2021, there was $0.2 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $95 thousand of compensation cost related to unvested restricted stock units, of which $48 thousand is expected to be recognized during the remainder of 2021 and $47 thousand is expected to be recognized in 2022.

10. Segment Information

The following is business segment information for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Revenues
Specialty Commercial Segment	$62,493	$83,749	$196,982	$262,761
Standard Commercial Segment	18,157	17,398	53,085	52,130
Personal Segment	18,316	20,513	56,390	65,300
Corporate	(1,616)	(1,367)	7,134	(30,430)
Consolidated	$97,350	$120,293	$313,591	$349,761

Pre-tax income (loss)
Specialty Commercial Segment	$12,620	$(27,237)	$28,816	$(5,752)
Standard Commercial Segment	1,957	(1,672)	347	(154)
Personal Segment	(3,887)	(2,065)	(8,275)	(5,836)
Corporate	(6,299)	(6,818)	(6,280)	(90,742)
Consolidated	$4,391	$(37,792)	$14,608	$(102,484)

The following is additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
Assets:	2021	2020
Specialty Commercial Segment	$1,113,020	$1,116,137
Standard Commercial Segment	199,999	183,689
Personal Segment	139,530	133,310
Corporate	67,659	63,581
Consolidated	$1,520,208	$1,496,717

11. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2021 was with reinsurers that had an A.M. Best rating of “A–” or better.  We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Ceded earned premiums	$75,314	$83,287	$229,478	$257,312
Reinsurance recoveries	$69,845	$66,395	$210,024	$222,067

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

As of September 30, 2021, the ultimate incurred losses from the subject business were $208.5 million or $32.4 million in excess of the Hallmark Insurers’ loss corridor.  Our reinsurance recoverables of $515.1 million include $49.0 million related to the LPT Contract as of September 30, 2021.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at September 30, 2021	3.37%	3.02%

13. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities.  The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 37.2% as of September 30, 2021.

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period reported in operating expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Deferred	$(8,163)	$(20,939)	$(29,327)	$(45,342)
Amortized	10,960	21,684	36,673	45,971
Net	$2,797	$745	$7,346	$629

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Weighted average shares - basic	18,172	18,142	18,162	18,136
Effect of dilutive securities	—	—	—	—
Weighted average shares - assuming dilution	18,172	18,142	18,162	18,136

For the three months and nine months ended September 30, 2021 and 2020, 14,157 shares of common stock potentially issuable upon the exercise of employee stock options were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest cost	$67	$89	$202	$266
Amortization of net loss	43	34	130	104
Expected return on plan assets	(177)	(171)	(531)	(513)
Net periodic pension cost	$(67)	$(48)	$(199)	$(143)
Contributed amount	$—	$—	$—	$—

Refer to Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for more discussion of our retirement plans.

17. Income Taxes

Our effective income tax rate for the nine months ended September 30, 2021 and 2020 was 20.8% and 15.6%, respectively.  The effective tax rate for the nine months ended September 30, 2021 varied from the statutory tax rates primarily due to tax exempt interest. The effective tax rate for the nine months ended September 30, 2020 varied from the statutory tax rates primarily due to the non-deductible impairment of goodwill and indefinite-lived intangible assets.  We concluded that no valuation allowance was necessary against our deferred tax assets as of September 30, 2021 and December 31, 2020.

18. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of September 30,
	2021	2020

Cash and cash equivalents	$325,833	$186,683
Restricted cash	3,793	17,671
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$329,626	$204,354

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

Interest paid	$3,165	$4,845

Income taxes (recovered) paid	$(4,147)	$654

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$5,613	$1,568

Payable for securities related to investment purchases	$1,047	$507

19. Commitments and Contingencies

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et al. (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Schulze Matter”). The Company, its former Chief Executive Officer and its former Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020. In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and by making positive statements about the Company’s business, operations and prospects that were allegedly materially misleading and/or lacked a reasonable basis. On July 21, 2020, the court appointed Rajeev Yalamanchili as Lead Plaintiff.  Lead Plaintiff filed an Amended Complaint on September 30, 2020.  On July 28, 2021, the court granted the defendants’ motion to dismiss the lawsuit without prejudice to the plaintiff filing a second amended complaint within 28 days, and denied plaintiff’s request to submit supplemental evidence in support of his opposition to the motion to dismiss. Lead Plaintiff chose not to file a second amended complaint. On September 24, 2021, Lead Plaintiff and Defendants filed a Joint Stipulation seeking dismissal of the case with prejudice, with each side bearing its own attorneys’ fees and costs. No consideration has been given, offered, or promised to Lead Plaintiff or his counsel in connection with this dismissal. The Court terminated the case pursuant to the Joint Stipulation.

As of September 30, 2021, we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various other legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during the first nine months of 2021 or 2020.

20. Changes in Accumulated Other Comprehensive (Loss) Income Balances

The changes in accumulated other comprehensive (loss) income balances as of September 30, 2021 and 2020 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2020	$(3,239)	$3,927	$688
Other comprehensive loss:
Change in net actuarial gain	104	—	104
Tax effect on change in net actuarial gain	(22)	—	(22)
Unrealized holding gains arising during the period	—	4,149	4,149
Tax effect on unrealized holding gains arising during the period	—	(872)	(872)
Reclassification adjustment for gains included in net income	—	(5,612)	(5,612)
Tax effect on reclassification adjustment for gains included in net income	—	1,179	1,179
Other comprehensive loss, net of tax	82	(1,156)	(1,074)

Balance at September 30, 2020	$(3,157)	$2,771	$(386)

Balance at January 1, 2021	$(3,762)	$4,145	$383
Other comprehensive loss:
Change in net actuarial gain	130	—	130
Tax effect on change in net actuarial gain	(27)	—	(27)
Unrealized holding gains arising during the period	—	3,063	3,063
Tax effect on unrealized holding gains arising during the period	—	(643)	(643)
Reclassification adjustment for gains included in net income	—	(5,288)	(5,288)
Tax effect on reclassification adjustment for gains included in net income	—	1,110	1,110
Other comprehensive loss, net of tax	103	(1,758)	(1,655)

Balance at September 30, 2021	$(3,659)	$2,387	$(1,272)

21. Leases

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of 1 to 13 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three and nine month periods ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Operating lease cost	$526	$750	$1,620	$2,291

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$543	$758	$1,627	$1,749

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$436	$—

Other lease information as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020

Operating lease right-of-use assets	$13,501	$13,986

Operating lease liabilities	$15,369	$15,862

Weighted-average remaining lease term - operating leases	11.6	10.2

Weighted-average discount rate - operating leases	6.22%	5.88%

We incurred $0.2 million in short-term lease payments not included in our lease liability during the nine months ended September 30, 2021.

Future minimum lease payments under non-cancellable leases as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020

2021	$544	$2,172
2022	2,171	2,171
2023	2,023	1,885
2024	2,216	1,941
2025	2,450	1,975
Thereafter	18,264	11,350
Total future minimum lease payments	$27,668	$21,494

Less imputed interest	$(12,299)	$(5,632)
Total operating lease liability	$15,369	$15,862

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

Results of Operations

Management overview. During the three months ended September 30, 2021, our total revenue was $97.4 million, representing a decrease of 19% from the $120.3 million in total revenue for the same period of 2020. During the nine months ended September 30, 2021, our total revenue was $313.6 million, representing a decrease of 10% from the $349.8 million in total revenue for the same period of 2020.  During the three months ended September 30, 2021, we reported pre-tax income of $4.4 million, as compared to a pre-tax loss of $37.8 million reported during the same period the prior year. During the nine months ended September 30, 2021, we reported pre-tax income of $14.6 million, as compared to a pre-tax loss of $102.5 million reported during the same period the prior year.

The decrease in revenue for the three months ended September 30, 2021 compared to the same period of the prior year was primarily due to lower net premiums earned of $22.3 million, lower net investment income of $0.5 million, lower finance charges of $0.2 million, partially offset by lower net investment losses of $0.1 million. The decrease in revenue for the nine months ended September 30, 2021 compared to the same period of the prior year was primarily due to decreased net premiums earned of $69.2 million, lower net investment income of $2.7 million, lower commission and fees of $0.1 million and lower finance charges of $1.2 million, partially offset by higher net investment gains of $37.0 million.

The improvement in pre-tax results for the three months ended September 30, 2021 compared to the same period of the prior year was primarily due to decreased losses and loss adjustment expenses (“LAE”) of $58.8 million, lower operating expenses of $5.8 million and lower amortization of intangible assets of $0.5 million, partially offset by decreased revenue discussed above. The decrease in losses and LAE was primarily due to lower current accident year loss trends and a $12.4 million improvement in unfavorable net prior year loss reserve development. Losses and LAE for the third quarter of 2021 included $2.8 million of net catastrophe losses as compared to $9.6 million during the same period of the prior year.

The improvement in pre-tax results for the nine months ended September 30, 2021 as compared to the same period the prior year was primarily due to the absence of $46.0 million of impairment charges to goodwill and indefinite-lived intangible assets taken during the first quarter of 2020, a $98.6 million decrease in losses and LAE, a $6.9 million decrease in operating expenses and a $1.4 million decrease in amortization of intangible assets, partially offset by the decreased revenue discussed above.  The impairment charges during the first quarter of 2020 resulted from our determination that a significant decline in market capitalization below stockholders’ equity indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.  The decrease in losses and LAE was primarily the result of exiting the contract binding line of the primary automobile business marketed by our Commercial Auto business unit commencing in February 2020, as well as a $30.7 million improvement in unfavorable net prior year loss reserve development.

We reported net income of $3.4 million for the three months ended September 30, 2021 as compared to a net loss of $28.4 million for the same period in 2020. We reported net income of $11.6 million for the nine months ended September 30, 2021 as compared to a net loss of $86.5 million for the same period in 2020. On a diluted basis per share, we reported net income of $0.19 per share for the three months ended September 30, 2021, compared to net loss of $1.56 per share for the same period in 2020. On a diluted basis per share, we reported net income of $0.64 per share for the nine months ended September 30, 2021, as compared to a net loss of $4.77 per share for the same period in 2020.  Our effective tax rate was 20.8% for the first nine months of 2021 compared to 15.6% for the same period in 2020.  The effective rate for the nine months ended September 30, 2021 varied from the statutory tax rates primarily due to tax-exempt interest income.  The effective tax rate for the nine months ended September 30, 2020 varied from the statutory tax rates primarily due to the non-deductible impairment of goodwill and indefinite-lived intangible assets.

Third Quarter 2021 as Compared to Third Quarter 2020

The following is additional business segment information for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross premiums written	$126,716	$150,016	$24,935	$24,726	$17,453	$21,722	$—	$—	$169,104	$196,464
Ceded premiums written	(69,424)	(72,977)	(8,644)	(7,270)	(72)	(3,161)	—	—	(78,140)	(83,408)
Net premiums written	57,292	77,039	16,291	17,456	17,381	18,561	—	—	90,964	113,056
Change in unearned premiums	2,623	3,979	1,177	(744)	(417)	429	—	—	3,383	3,664
Net premiums earned	59,915	81,018	17,468	16,712	16,964	18,990	—	—	94,347	116,720

Total revenues	62,493	83,749	18,157	17,398	18,316	20,513	(1,616)	(1,367)	97,350	120,293

Losses and loss adjustment expenses	36,560	92,625	10,411	14,683	16,735	15,247	—	—	63,706	122,555

Pre-tax income (loss)	$12,620	$(27,237)	$1,957	$(1,672)	$(3,887)	$(2,065)	$(6,299)	$(6,818)	$4,391	$(37,792)

Net loss ratio (1)	61.0%	114.3%	59.6%	87.9%	98.7%	80.3%			67.5%	105.0%
Net expense ratio (1)	22.0%	22.2%	32.9%	26.1%	26.1%	32.0%			28.4%	27.7%
Net combined ratio (1)	83.0%	136.5%	92.5%	114.0%	124.8%	112.3%			95.9%	132.7%

Net (Unfavorable) Favorable Prior Year Development	$(1,305)	$(11,493)	$993	$(1,431)	$(1,197)	$(987)			$(1,509)	$(13,911)

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $126.7 million for the three months ended September 30, 2021, which was $23.3 million, or 16%, less than the $150.0 million reported for the same period of 2020.  Net premiums written were $57.3 million for the three months ended September 30, 2021 as compared to $77.0 million for the same period of 2020.  The decrease in gross and net premiums written was primarily the result of lower premium production in our Commercial Auto, Professional Liability and E&S Property business units, partially offset by increased premium production in our E&S Casualty and Aerospace & Programs business units.

The $62.5 million of total revenue for the three months ended September 30, 2021 was $21.2 million less than the $83.7 million reported by the Specialty Commercial Segment for the same period in 2020. This decrease in revenue was primarily due to lower net premiums earned of $21.1 million driven primarily by decreased net premiums earned in the Commercial Auto business unit and the Professional Liability business unit.  Further contributing to the decrease in revenue was lower net investment income of $0.1 million for the three months ended September 30, 2021 as compared to the same period of 2020.

The Specialty Commercial Segment reported pre-tax income of $12.6 million for the third quarter of 2021 as compared to pre-tax loss of $27.3 million reported for the same period in 2020.  The pre-tax income was primarily the result of lower losses and LAE of $56.1 million, lower operating expenses of $4.6 million and lower amortization of intangible assets of $0.4 million during the three months ended September 30, 2021 as compared to the same period during 2020, partially offset by the lower total revenue discussed above.

Our Specialty Commercial Segment reported lower losses and LAE for the quarter ended September 30, 2021 compared to the same period of the prior year as the combined result of (a) a $48.1 million decrease in losses and LAE in our Commercial Auto business unit  due largely to exit of the contract binding line of business as well as a $10.9 million improvement in unfavorable prior year net loss reserve development, (b) a $10.5 million decrease in losses and LAE in our E&S Property business unit due primarily due to a $6.1 million improvement in net catastrophe losses, $0.6 million lower unfavorable net prior year loss reserve development and lower current accident year non-catastrophe losses, (c) a $6.5 million increase in losses and LAE in our E&S Casualty business unit due primarily to a $3.0 million increase in unfavorable prior year net loss reserve development and higher current accident year loss trends, (d) a $0.7 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to higher current accident year net loss trends driven by higher satellite losses, partially offset by a $0.1 million lower unfavorable net loss reserve development, and (e) a $4.7 million decrease in losses and LAE attributable to our Professional Liability business unit due primarily to lower current accident year loss trends and favorable net prior year loss reserve development of $1.1 million during the third quarter of 2021 as compared to unfavorable net prior year loss reserve development of $0.5 million during the same period the prior year.

Operating expenses decreased $4.6 million primarily as the result of lower production related expenses of $0.9 million, lower occupancy and related expenses of $0.2 million, lower salary and related expenses of $3.1 million driven by decreased incentive compensation expense and lower professional services of $0.6 million, partially offset by higher other operating expenses of $0.2 million.

The Specialty Commercial Segment reported a net loss ratio of 61.0% for the three months ended September 30, 2021 as compared to 114.3% for the same period in 2020. The gross loss ratio before reinsurance was 81.5% for the three months ended September 30, 2021 as compared to 100.4% for the same period in 2020 driven primarily by lower current accident year loss trends and lower catastrophe losses. The Specialty Commercial Segment reported $5.2 million of gross catastrophe losses during the third quarter of 2021 as compared to $40.5 million during the same period of 2020. The decrease in the net loss ratio was also impacted by $1.3 million of unfavorable prior year net loss reserve development for the three months ended September 30, 2021 as compared to unfavorable prior year net loss reserve development of $11.5 million for the same period of 2020.  Net catastrophe losses of $2.2 million for the three months ended September 30, 2021 as compared to catastrophe losses of $8.1 million during the third quarter of 2020 also contributed to the decrease in the net loss ratio.  The Specialty Commercial Segment reported a net expense ratio of 22.0% for the third quarter of 2021 as compared to 22.2% for the same period of 2020 driven primarily by lower operating expenses.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $24.9 million for the three months ended September 30, 2021, which was $0.2 million more than the $24.7 million reported for the same period in 2020.  Net premiums written were $16.3 million for the three months ended September 30, 2021 as compared to $17.5 million for the same period in 2020.  The increase in the gross premiums written was due to higher premium production in our Commercial Accounts business unit.  The decrease in net premiums written was due to higher ceded catastrophe premiums during the third quarter of 2021

Total revenue for the Standard Commercial Segment of $18.2 million for the three months ended September 30, 2021, was $0.8 million more than the $17.4 million reported for the same period in 2020. This increase in total revenue was due to higher net premiums earned of $0.8 million due to higher premium production for the three months ended September 30, 2021 as compared to the same period of 2020.

Our Standard Commercial Segment reported pre-tax income of $2.0 million for the three months ended September 30, 2021 as compared to a pre-tax loss of $1.7 million reported for the same period of 2020.  The pre-tax income was the result of lower loss and LAE of $4.3 million and the higher revenue discussed above, partially offset by higher operating expenses of $1.4 million. Increased operating expenses were primarily the result of higher production related expenses of $1.1 million, higher other operating expenses of $0.1 million and higher salary and related expenses of $0.2 million.

The Standard Commercial Segment reported a net loss ratio of 59.6% for the three months ended September 30, 2021 as compared to 87.9% for the same period of 2020.  The gross loss ratio before reinsurance for the three months ended September 30, 2021 was 52.9% as compared to 72.0% reported for the same period of 2020.  The decrease in the net loss ratio was due primarily to net catastrophe losses of $0.5 million during the third quarter of 2021 compared to $1.5 million for the same period of the prior year and lower non-catastrophe current accident year loss trends.  The Standard Commercial Segment reported favorable net loss reserve development of $1.0 million during the three months ended September 30, 2021 as compared to unfavorable net loss reserve development of $1.4 million during the same period of 2020 The Standard Commercial Segment reported a net expense ratio of 32.9% for the third quarter of 2021 as compared to 26.1% for the same period of 2020.  The increase in the expense ratio was primarily due to higher production related expenses.

Personal Segment

Gross premiums written for the Personal Segment were $17.5 million for the three months ended September 30, 2021 as compared to $21.7 million for the same period in the prior year.  Net premiums written for our Personal Segment were $17.4 million in the third quarter of 2021, which was a decrease of $1.2 million from the $18.6 million reported for the third quarter of 2020.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $18.3 million for the third quarter of 2021 as compared to $20.5 million for the same period in 2020.  The decrease in revenue was primarily due to lower net premiums earned of $2.0 million and lower finance charges of $0.2 million during the third quarter of 2021 as compared to the same period during 2020.

Pre-tax loss for the Personal Segment was $3.9 million for the three months ended September 30, 2021 as compared to a pre-tax loss of $2.1 million for the same period of 2020.  The pre-tax loss was primarily the result of higher losses and LAE of $1.5 million and the decreased revenue as discussed above, partially offset by decreased operating expenses of $1.8 million and decreased amortization of intangible assets of $0.1 million for the three months ended September 30, 2021 as compared to the same period during 2020.

The Personal Segment reported a net loss ratio of 98.7% for the three months ended September 30, 2021 as compared to 80.3% for the same period of 2020.  The gross loss ratio before reinsurance was 99.5% for the three months ended September 30, 2021 as compared to 80.3% for the same period in 2020.  The higher gross and net loss ratios were impacted by higher current accident year loss trends and $0.2 million higher net unfavorable prior year loss reserve development.   The Personal Segment reported a net expense ratio of 26.1% for the third quarter of 2021 as compared to 32.0% for the same period of 2020.  The decrease in the expense ratio was due primarily to lower operating expenses.

Corporate

Total revenue for Corporate decreased by $0.2 million for the three months ended September 30, 2021 as compared to the same period the prior year.  This decrease in total revenue was due predominately to lower net investment income of $0.3 million for the three months ended September 30, 2021 as compared to the same period during 2020, partially offset by a $0.1 million improvement in investment losses during the third quarter of 2021 as compared to the same period of 2020.

Corporate pre-tax loss was $6.3 million for the three months ended September 30, 2021 as compared to pre-tax loss of $6.8 million for the same period of 2020.  The improvement in pre-tax results for the third quarter of 2021 as compared to the same period the prior year was primarily due to lower operating expenses of $0.7 million driven primarily by lower professional services of $0.3 million, lower salary and related expense of $0.5 million and higher general expenses of $0.1 million, partially offset by lower revenue discussed above.

Nine Months Ended September 30, 2021 as compared to Nine Months Ended September 30, 2020 (in thousands):

	Nine Months Ended September 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross premiums written	$366,896	$438,113	$82,382	$74,944	$52,560	$68,640	$—	$—	$501,838	$581,697
Ceded premiums written	(202,433)	(207,699)	(29,224)	(21,770)	(234)	(9,798)	—	—	(231,891)	(239,267)
Net premiums written	164,463	230,414	53,158	53,174	52,326	58,842	—	—	269,947	342,430
Change in unearned premiums	24,985	21,681	(2,077)	(3,643)	(72)	1,549	—	—	22,836	19,587
Net premiums earned	189,448	252,095	51,081	49,531	52,254	60,391	—	—	292,783	362,017

Total revenues	196,982	262,761	53,085	52,130	56,390	65,300	7,134	(30,430)	313,591	349,761

Losses and loss adjustment expenses	125,655	220,215	36,640	37,313	47,379	50,750	—	—	209,674	308,278

Pre-tax income (loss)	28,816	(5,752)	347	(154)	(8,275)	(5,836)	(6,280)	(90,742)	14,608	(102,484)

Net loss ratio (1)	66.3%	87.4%	71.7%	75.3%	90.7%	84.0%			71.6%	85.2%
Net expense ratio (1)	23.4%	19.3%	32.1%	30.6%	27.9%	27.0%			28.0%	24.2%
Net combined ratio (1)	89.7%	106.7%	103.8%	105.9%	118.6%	111.0%			99.6%	109.4%

Net (Unfavorable) Favorable Prior Year Development	(533)	(23,961)	2,336	(2,350)	(4,356)	(6,948)			(2,553)	(33,259)
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $366.9 million for the nine months ended September 30, 2021 which was $71.2 million, or 16%, less than the $438.1 million reported for the same period of 2020. Net premiums written were $164.5 million for the nine months ended September 30, 2021 as compared to $230.4 million for the same period of 2020. The decrease in gross and net premiums written was primarily the result of lower premium production in our Commercial Auto, Professional Liability, E&S Property and Aerospace & Programs business units, partially offset by increased premium production in our E&S Casualty business unit.

The $197.0 million of total revenue for the nine months ended September 30, 2021 was $65.8 million less than the $262.8 million reported by the Specialty Commercial Segment for the same period in 2020. This decrease in revenue was primarily due to lower net premiums earned of $62.6 million due primarily to the decreased premium production discussed above, as well as lower net investment income of $3.2 million for the nine months ended September 30, 2021 as compared to the same period of 2020.

Pre-tax income for the Specialty Commercial Segment was $28.8 million during the nine months ended September 30, 2021 as compared to a pre-tax loss of $5.8 million for the same period in 2020. The pre-tax income was primarily the result of lower losses and LAE of $94.6 million, lower operating expenses of $4.6 million and lower amortization of intangible assets of $1.2 million during the nine months ended September 30, 2021 as compared to the same period during 2020, partially offset by the lower revenue discussed above.

Our Specialty Commercial Segment reported lower losses and LAE for the nine months ended September 30, 2021 compared to the same period of the prior year as the combined result of (a) a $91.7 million decrease in losses and LAE in our Commercial Auto business unit  due largely to exit of the contract binding line of business, as well as a $27.7 million improvement in prior year net loss reserve development, (b) a $12.2 million decrease in losses and LAE in our E&S Property business unit due primarily to a $10.7 million improvement in net catastrophe losses, partially offset by unfavorable net prior year loss reserve development of $1.0 million during the nine months ended September 30, 2021 as compared to $1.9 million of favorable prior year net loss reserve development during the same period of 2020 and higher current accident year non-catastrophe losses, (c) a $16.3 million increase in losses and LAE in our E&S Casualty business unit due primarily to higher unfavorable prior year net loss reserve development of $6.7 million and higher net premiums earned, (d) a $1.6 million decrease in losses and LAE in our Aerospace & Programs business unit due primarily to lower current accident year net loss trends driven by lower satellite losses, and (e) a $5.4 million decrease in losses and LAE attributable to our Professional Liability business unit  due primarily to $5.4 million higher favorable net prior year loss reserve development, partially offset by higher current accident year loss trends.

Operating expenses decreased $4.6 million primarily as the result of lower production related expenses of $2.8 million, lower occupancy and related expenses of $0.7 million, lower professional services of $1.5 million, lower travel and related expenses of $0.1 million and lower salary and related expenses of $0.5 million driven by decreased incentive compensation expense, partially offset by higher other operating expenses of $1.0 million.

The Specialty Commercial Segment reported a net loss ratio of 66.3% for the nine months ended September 30, 2021 as compared to 87.4% for the same period in 2020. The gross loss ratio before reinsurance was 82.2% for the nine months ended September 30, 2021 as compared to 89.7% for the same period in 2020. The decrease in the net loss ratio was impacted by $0.5 million of unfavorable prior year net loss reserve development for the nine months ended September 30, 2021 as compared to unfavorable prior year net loss reserve development of $24.0 million for the same period of 2020.  Net catastrophe losses of $5.9 million for the nine months ended September 30, 2021 as compared to net catastrophe losses of $16.4 million during the same period of 2020 also contributed to the decrease in the loss ratio.  The Specialty Commercial Segment reported a net expense ratio of 23.4% for the nine months ended September 30, 2021 as compared to 19.3% for the same period of 2020 driven primarily by lower net premiums earned.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $82.4 million for the nine months ended September 30, 2021, which was $7.5 million, or 10%, more than the $74.9 million reported for the same period in 2020. Net premiums written were $53.2 million for the nine months ended both September 30, 2021 and 2020. The increase in the gross premiums written was due to higher premium production in our Commercial Accounts business unit.

Total revenue for the Standard Commercial Segment of $53.1 million for the nine months ended September 30, 2021, was $1.0 million, more than the $52.1 million reported for the same period in 2020. This increase in total revenue was due to higher net premiums earned of $1.6 million, partially offset by lower net investment income of $0.5 million and lower finance charges of $0.1 million for the nine months ended September 30, 2021 as compared to the same period of 2020.

Our Standard Commercial Segment reported pre-tax income of $0.3 million for the nine months ended September 30, 2021 as compared to a pre-tax loss of $0.2 million reported for the same period of 2020. The pre-tax income was the result of lower loss and LAE of $0.7 million and the increased revenue discussed above, partially offset by higher operating expenses of $1.2 million. Increased operating expenses were primarily the result of higher production related expenses of $1.1 million, higher salary and related expenses of $0.1 million and higher other general expenses of $0.2 million, partially offset by lower professional services of $0.2 million.

The Standard Commercial Segment reported a net loss ratio of 71.7% for the nine months ended September 30, 2021 as compared to 75.3% for the same period of 2020. The gross loss ratio before reinsurance for the nine months ended September 30, 2021 was 64.7% as compared to 68.9% reported for the same period of 2020. The decrease in the gross and net loss ratios was due primarily to lower gross and net prior year development, partially offset by higher current accident year loss trends.  The Standard Commercial Segment reported favorable net loss reserve development of $2.3 million during the nine months ended September 30, 2021 as compared to unfavorable net loss reserve development of $2.4 million during the same period of 2020. The Standard Commercial Segment reported a net expense ratio of 32.1% for the nine months ended September 30, 2021 as compared to 30.6% for the same period of 2020. The increase in the expense ratio was primarily due to higher operating expenses in our Commercial Accounts business unit.

Personal Segment

Gross premiums written for the Personal Segment were $52.6 million for the nine months ended September 30, 2021 as compared to $68.6 million for the same period in the prior year. Net premiums written for our Personal Segment were $52.3 million for the nine months ended September 30, 2021, which was a decrease of $6.5 million from the $58.8 million reported for the same period of 2020. The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $56.4 million for the nine months ended September 30, 2021 as compared to $65.3 million for the same period in 2020. The decrease in revenue was due to a decrease in net premiums earned of $8.1 million and lower finance charges of $1.1 million, partially offset by higher investment income of $0.3 million during the nine months ended September 30, 2021 as compared to the same period during 2020.

Pre-tax loss for the Personal Segment was $8.3 million for the nine months ended September 30, 2021 as compared to pre-tax loss of $5.8 million for the same period of 2020. The increase in pre-tax loss was primarily the result of the decreased revenue discussed above, partially offset by decreased losses and LAE of $3.4 million, decreased operating expenses of $2.8 million and lower amortization of intangible assets of $0.2 million for the nine months ended September 30, 2021 as compared to the same period during 2020.

The Personal Segment reported a net loss ratio of 90.7% for the nine months ended September 30, 2021 as compared to 84.0% for the same period of 2020. The gross loss ratio before reinsurance was 91.8% for the nine months ended September 30, 2021 as compared to 77.1% for the same period in 2020. The higher gross and net loss ratios for the nine months ended September 30, 2021 was primarily the result of higher current accident year loss trends.  The Personal Segment reported $4.4 million net unfavorable prior year loss reserve development during the first nine months of 2021 as compared to net unfavorable prior year loss reserve development of $6.9 million during the first nine months of 2020. The Personal Segment had net catastrophe losses of $0.9 million during the nine months ended September 30, 2021 as compared to $0.4 million for the same period of 2020. The Personal Segment reported a net expense ratio of 27.9% during the nine months ended September 30, 2021 as compared to 27.0% for the same period of 2020.

Corporate

Total revenue for Corporate increased by $37.6 million for the nine months ended September 30, 2021 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $9.1 million during the nine months ended September 30, 2021 as compared to investment losses of $27.9 million reported for the same period of 2020 and higher net investment income of $0.6 million for the nine months ended September 30, 2021 as compared to the same period during 2020.

Corporate pre-tax loss was $6.3 million for the nine months ended September 30, 2021 as compared to pre-tax loss of $90.7 million for the same period of 2020. The improvement in the pre-tax result was primarily due to increased revenue discussed above and the absence of $46.0 million in impairment charges to goodwill and indefinite-lived intangible assets in 2020. In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet. Further contributing to the improved pre-tax result were lower operating expenses of $0.5 million and lower interest expense of $0.3 million. The lower operating expenses were primarily as a result of lower professional services, travel and related and occupancy and related expenses, partially offset increased salary and related expense.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2021, Hallmark and its non-insurance company subsidiaries had $4.3 million in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $321.5 million of unrestricted cash and cash equivalents, as well as $317.9 million in debt securities with an average modified duration of 0.7 years. Accordingly, we do not anticipate selling long-term debt instruments to meet liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2021, the aggregate ordinary dividend capacity of these subsidiaries is $22.5 million, of which $15.0 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2021 and 2020, our insurance subsidiaries paid $3.0 million and $8.0 million in dividends to Hallmark, respectively. During the first nine months of 2021 and 2020, our insurance subsidiaries paid $9.0 million and $4.2 million in management fees to Hallmark, respectively.

Comparison of September 30, 2021 to December 31, 2020

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2021 were $689.1 million compared to $639.2 million at December 31, 2020. The primary reasons for this increase in unrestricted cash and investments were increases in investment fair values, net sales of investment securities and cash provided by operations.

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020

During the nine months ended September 30, 2021, our cash flow provided by operations was $47.3 million compared to cash flow used by operations of $62.9 million during the same period the prior year. The cash flow provided by operations was driven by a decrease in net paid claims, decreased paid operating expenses, higher collected commission and fee income,  lower interest paid, and income tax refunds received, partially offset by decreased collected net premiums, lower collected investment income and lower finance charges during the nine months ended September 30, 2021 as compared to the same period the prior year.

Net cash provided by investing activities during the first nine months of 2021 was $174.0 million as compared to net cash provided by investing activities of $212.3 million during the first nine months of 2020. The decrease in cash provided by investing activities during the first nine months of 2021 was primarily comprised of a decrease of $78.1 million in maturities, sales and redemptions of investment securities, a $0.3 million increase in purchases of fixed assets, partially offset by a decrease of $40.1 million in purchases of debt and equity securities.

The Company did not report any net cash from financing activities during the first nine months of 2021 or 2020.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 37.2% as of September 30, 2021.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at September 30, 2021	3.37%	3.02%

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 5, 2020, a lawsuit styled Schulze v. Hallmark Financial Services, Inc., et al. (Case No. 3:20-cv-01130) was filed in the U.S. District Court for the Northern District of Texas, Dallas Division (the “Schulze Matter”). The Company, its former Chief Executive Officer and its former Chief Financial Officer are named defendants in the lawsuit brought on behalf of a putative class of shareholders who acquired Hallmark securities between March 5, 2019 and March 17, 2020. In general, the complaint alleges that the defendants violated the Securities Exchange Act of 1934 by failing to disclose that (a) the Company lacked effective internal controls over financial reporting related to its reserves for unpaid losses, (b) the Company improperly accounted for reserves for unpaid losses, (c) the Company would be forced to report $63.8 million of prior year net adverse loss development, (d) the Company would exit the contract binding line of its commercial automobile primary insurance business, and by making positive statements about the Company’s business, operations and prospects that were allegedly materially misleading and/or lacked a reasonable basis. On July 21, 2020, the court appointed Rajeev Yalamanchili as Lead Plaintiff.  Lead Plaintiff filed an Amended Complaint on September 30, 2020.  On July 28, 2021, the court granted the defendants’ motion to dismiss the lawsuit without prejudice to the plaintiff filing a second amended complaint within 28 days, and denied plaintiff’s request to submit supplemental evidence in support of his opposition to the motion to dismiss. Lead Plaintiff chose not to file a second amended complaint. On September 24, 2021, Lead Plaintiff and Defendants filed a Joint Stipulation seeking dismissal of the case with prejudice, with each side bearing its own attorneys’ fees and costs. No consideration has been given, offered, or promised to Lead Plaintiff or his counsel in connection with this dismissal. The Court terminated the case pursuant to the Joint Stipulation.

As of September 30, 2021, we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various other legal proceedings to which we were a party are routine in nature and incidental to our business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended September 30, 2021.

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

10.1

First Amendment to Office Lease between Hallmark Financial Services, Inc. and Teachers Insurance and Annuity Association of America dated June 30, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed July 6, 2021).

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Stockholder’s Equity for the three months and nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 15, 2021	/s/ Mark E. Schwarz
Mark E. Schwarz, Chief Executive Officer and President

Date: November 15, 2021	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Financial Officer and Senior Vice President