Form 10-K
period 2021-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2022-03-16
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $58.2 million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,172,467 shares of common stock, $.18 par value per share, outstanding as of March 16, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

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

Most of the admitted risks are unique and hard to place in the standard admitted market but, for marketing and regulatory reasons, they must remain with an admitted insurance company. Our Commercial Auto business unit focuses on middle market commercial risks that do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. Our Commercial Auto business unit markets its products in 50 states plus the District of Columbia through 48 wholesale brokers. The Commercial Auto business unit also writes primary commercial automobile liability and physical damage risk on an admitted basis in 16 states through a program underwriter.

Our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services on both an admitted and non-admitted basis. The principal focus of the primary and excess liability products, as well as the E&S package insurance products, are coverage for small to midsize businesses in class categories such as contracting, manufacturing, hospitality and service (non-transportation). Public entity excess coverage is offered on an insurance and reinsurance basis for cities, counties and other public entities with populations up to 1,000,000. Garage liability targets non-franchised car dealers and service and repair shops. Our E&S Casualty business unit markets its primary and excess liability and excess public entity liability products through 41 wholesale brokers in 50 states plus the District of Columbia. Our E&S Casualty business unit markets our E&S package and garage liability products through 160 general agents and two wholesale brokers in 48 states.

The primary/excess commercial property coverages underwritten by our E&S Property business unit specialize in shared and layered accounts on a non-admitted basis which target regional and national property programs. Our E&S Property business unit markets these products through 22 wholesale brokers in 50 states.

The medical professional liability insurance underwritten on an excess and surplus lines basis by our Professional Liability business unit focuses on physicians, mid-level providers, and miscellaneous medical facilities.  The physicians and mid-level providers are generally hard to place or non-standard risks.  These are individuals who do not meet the underwriting requirements of standard insurers due to factors such as loss history, number of years in business, minimum premium size and types of business operation. In addition to healthcare professionals, our Professional Liability business unit also underwrites medical professional liability for standard medical facilities, hospitals and healthcare systems and senior care facilities. The medical facilities are generally outpatient facilities such as surgery centers, imaging centers, laboratories, home health agencies and other non-hospital facilities providing medical services. Until discontinued during November 2021, the Professional Liability business unit also provided coverage for hospitals and healthcare systems, which were generally stand alone acute care facilities, multi hospital systems, integrated delivery systems, critical access hospitals and other specialty hospitals and healthcare systems providing medical services.Until discontinued effective January 1, 2021, the Professional Liability business unit also provided medical professional liability to senior care facilities through a program where a managing general agent underwrote on our behalf risks that met specific underwriting criteria. Our Professional Liability business unit markets these products through 70 wholesale and retail brokers in 49 states. The financial professional liability insurance underwritten on an excess and surplus lines basis by our Professional Liability business unit focuses on management and professional liability products that include directors and officers, employment practices and retirement and benefit plan fiduciary services for private, public and non-profit entities, as well as miscellaneous professional liability insurance for non-financial institution service industries. Our Professional Liability business unit distributes its financial professional liability insurance products through 40 wholesale brokers in 43 states.

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

Our Commercial Accounts business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products include general liability, commercial automobile, commercial property and umbrella coverages. Our Commercial Accounts business unit currently markets its products through a network of 196 independent agency groups primarily serving businesses in the non-urban areas of 16 states predominately in the southwest and northwest regions. In addition, our Commercial Accounts business unit previously provided occupational accident coverage in Texas through an underwriting agency that specialized in the occupational accident insurance market. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies.

Our Specialty Personal Lines business unit primarily offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Specialty Personal Lines business unit also provides a renters insurance product that complements our non-standard automobile offering and fits well in our distribution channel. Our Specialty Personal Lines business unit markets and services these non-standard automobile and renters insurance policies in 10 and 12 states, respectively, through 4,331 independent retail agent locations.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”). AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of the insurance company subsidiaries comprising the pool. Also, A.M. Best has assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of   “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

These business units are segregated into three reportable industry segments for financial accounting purposes. The Specialty Commercial Segment includes our Commercial Auto business unit, E&S Casualty business unit, E&S Property business unit, Professional Liability business unit and our Aerospace & Programs business unit. The Standard Commercial Segment consists of the Commercial Accounts business unit and the runoff from our former Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines business unit. The following table displays the gross premiums written and net premiums written by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Gross Premiums Written:
Specialty Commercial Segment	$480,981	$560,301
Standard Commercial Segment	105,560	98,048
Personal Segment	67,213	85,019
Total	$653,754	$743,368

Net Premiums Written:
Specialty Commercial Segment	$205,304	$284,532
Standard Commercial Segment	67,710	68,396
Personal Segment	66,910	75,404
Total	$339,924	$428,332

Specialty Commercial Segment

The Specialty Commercial Segment of our business includes our Commercial Auto business unit, E&S Casualty business unit, E&S Property business unit, Professional Liability business unit and Aerospace & Programs business unit. The following table displays the gross premiums written and net premiums written for affiliated and unaffiliated insurers by these business units reported in the Specialty Commercial Segment for the years ended December 31, 2021 and 2020.

thfff
	Year Ended December 31,
	2021	% of Total 2021	2020	% of Total 2020

	(dollars in thousands)
Gross Premiums Written:
Commercial Auto business unit	$108,991	22.7%	$168,938	30.1%
E&S Casualty business unit	125,474	26.1%	106,855	19.1%
E&S Property business unit	127,969	26.5%	125,445	22.4%
Professional Liability business unit	76,304	15.9%	116,831	20.9%
Aerospace & Programs business unit	42,243	8.8%	42,232	7.5%
Total Specialty Commercial Segment	$480,981	100.0%	$560,301	100.0%

Net Premiums Written:
Commercial Auto business unit	$55,965	27.3%	$128,935	45.3%
E&S Casualty business unit	69,165	33.7%	61,557	21.6%
E&S Property business unit	22,777	11.1%	23,746	8.4%
Professional Liability business unit	42,237	20.5%	55,867	19.6%
Aerospace & Programs business unit	15,160	7.4%	14,427	5.1%
Total Specialty Commercial Segment	$205,304	100.0%	$284,532	100.0%

Commercial Auto business unit. Our Commercial Auto business unit provides commercial auto liability and physical damage insurance to local, intermediate and long haul truckers, as well as other classes of commercial auto transportation.  Our Commercial Auto business unit focuses on middle market commercial risks that do not meet the underwriting requirements of traditional standard insurers due to issues such as loss history, number of years in business, minimum premium size and types of business operation. Target risks for commercial automobile insurance are business automobile and trucking for hire fleets. The insurance products offered by our Commercial Auto business unit include the following:

●	Commercial automobile. Commercial automobile insurance provides third-party bodily injury and property damage coverage and first-party property damage coverage against losses resulting from the ownership, maintenance or use of automobiles and trucks in connection with an insured’s business.
●	Commercial excess liability. Commercial excess liability insurance is designed to provide an extra layer of protection for third-party bodily injury losses above the underlying layers of commercial automobile insurance. The excess insurance does not begin until the limits of liability in the underlying layer have been exhausted.

Our Commercial Auto business unit focuses its primary policies on business automobile, truckers for hire and truckers not for hire. These primary automobile policies consist of fleet policies distributed in 38 states through 18 wholesale brokers. Covered policies include commercial auto liability for up to $1,000,000 and physical damage. The vast majority of primary automobile policies written by our Cmmerical Auto business unit are for a term of 12 months. Primary automobile policies are paid in full up front or financed through various premium finance companies. During 2021, no single wholesale broker produced more than 41% of the total primary automobile premium volume of our Commercial Auto business unit.

Our Commercial Auto business unit focuses its excess automobile policies on transportation classes such as truckers for hire, certain hazardous materials classes and specialty risks. These excess automobile policies are distributed through 48 wholesale brokers in 50 states plus the District of Columbia.  Limits of liability offered are from $1,000,000 to $5,000,000 in coverage in excess of the underlying carrier’s limits of liability.  The majority of the excess automobile policies written by our Commercial Auto business unit are on an annual basis. However, exceptions are common in an attempt to have policy effective dates coincide with those of the primary insurance policies. Policy premiums are due in full 30 days from the inception date of the policy.  During 2021, the top ten wholesale brokers accounted for 94%, and no wholesale broker accounting for more than 35%, of the total excess automobile premium volume of our Commercial Auto business unit.

E&S Casualty business unit. Our E&S Casualty business unit offers primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services on both an admitted and non-admitted basis through wholesale brokers in 50 states plus the District of Columbia. Limits of liability offered are from $1,000,000 to $10,000,000 in coverage in excess of the primary carrier’s limits of liability. During 2021, the top ten wholesale brokers accounted for 92% of our primary and excess casualty premium volume, with no single wholesale broker accounting for more than 34%.

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

E&S Property business unit. Our E&S Property business unit  markets primary/excess commercial property coverages, on a non-admitted basis, for both catastrophe and non-catastrophe exposures. The primary/excess property coverages offered by our E&S Property business unit are offered in conjunction with shared and layered accounts for multiple specialty property classes. Targeted classes primarily include institutions, municipalities, religious organizations and education. Our E&S Property business unit also markets inland marine property coverages included with shared and layered accounts for specialty property risks.  Targeted classes for our inland marine property coverages include contractors equipment and builders risk. Our E&S Property business unit distributes its primary/excess commercial property and inland marine insurance products through 22 wholesale brokers in 50 states. During 2021, the top ten wholesale brokers accounted for 62% of our primary/excess commercial property and inland marine premium volume, with no single wholesale broker accounting for more than 19%.

Professional Liability business unit. Our Professional Liability business unit markets medical professional liability insurance on an excess and surplus lines basis. Medical professional liability insurance provides coverage for third-party bodily injury claims resulting from professional services provided by physicians, surgeons, podiatrists and medical entities, as well as outpatient medical facilities. Our Professional Liability business unit distributes its medical professional liability insurance products through 70 wholesale and retail brokers in 49 states. Until discontinued effective January 1, 2021, the Professional Liability business unit also provided medical professional liability to senior care facilities through a program where a managing general agent underwrote on our behalf risks that met specific underwriting criteria. During 2021, the top ten brokers accounted for 85% of our medical professional liability premium volume, with no single broker accounting for more than 35%. During 2021 the program manager accounted for 5% of our medical professional liability premium volume.

Our Professional Liability business unit also markets financial professional liability insurance on an excess and surplus lines basis. Financial professional liability insurance provides liability insurance for management liability and professional liability on a claims-made basis. Our financial professional liability products target miscellaneous professional liability classes. Our Professional Liability business unit distributes its financial professional liability insurance products through 40 wholesale brokers in 43 states. During 2021, the top ten wholesale brokers accounted for 85% of our financial professional liability premium volume, with no single wholesale broker accounting for more than 35%.

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

Our Aerospace & Programs business unit distributes its general aviation insurance products through 156 aviation specialty brokers. These specialty brokers submit requests for aviation insurance quotations received from the states in which we operate and our Aerospace & Programs business unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2021, the top ten independent specialty brokers produced 51%, and no single broker produced more than 14%, of the total general aviation premium volume of our Aerospace & Programs business unit. Our Aerospace & Programs business unit independently develops, underwrites and prices each general aviation coverage written. We target standard general aviation risks for both commercial (non-airline) and non-commercial uses. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with 88% of the aircraft written in 2021 bearing per-occurrence limits of $1,000,000 and per-passenger limits of $100,000 or less. The average insured aircraft hull value for aircraft written in 2021 was approximately $175,000.

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

Our Commercial Accounts business unit markets its property/casualty insurance products through 196 independent agency groups operating in its target markets. Our Commercial Accounts business unit strives to provide its independent agents with convenient access to product information and personalized service. As a result, the Commercial Accounts business  unit has historically maintained excellent relationships with its producing agents, as evidenced by the 17 year average tenure of the 27 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2021.  During 2021, the top ten agency groups produced 36%, and no individual agency group produced more than 7%, of the total premium volume of our Commercial Accounts business unit.

Our Commercial Accounts business unit writes most risks on a package basis using a commercial multi-peril policy or a business owner’s policy. Umbrella policies are written only when our Commercial Accounts business unit also writes the insured’s underlying general liability and commercial automobile coverage.

All of the commercial policies written by our Commercial Accounts business unit are for a term of 12 months. If the insured is unable or unwilling to pay for the entire premium in advance, we provide an installment payment plan that requires the insured to pay 20% or 25% down and the remaining payments over eight months. We charge installment fees per payment for the installment payment plan.

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

Our Specialty Personal Lines business unit markets its products through 4,331 independent retail agent locations  in its target geographic markets. Non-standard automobile represented 96% of the premiums produced during 2021. Our Specialty Personal Lines business unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Specialty Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2021, the top ten independent agency locations produced 44%, and no individual agency location produced more than 9%, of the total premium volume of our Specialty Personal Lines business unit.

During 2021, personal automobile liability coverage accounted for 70% and personal automobile physical damage coverage accounted for the remaining 30% of the total non-standard automobile premiums produced by our Specialty Personal Lines business unit. Our most common policy term is a six month policy. We offer  one-month policies on a limited basis. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

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

Except for the products of our Specialty Commercial Segment, the distribution of property/casualty insurance products by our business units is geographically concentrated. For the twelve months ended December 31, 2021, five states accounted for approximately 49% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2021.

	Specialty	Standard
	Commercial	Commercial	Personal		Percent of
State	Segment	Segment	Segment	Total	Total

	(dollars in thousands)
Texas	$76,851	$25,590	$18,346	$120,787	18.5%
California	88,018	—	—	88,018	13.5%
Florida	46,037	—	—	46,037	7.0%
Arizona	6,638	5,415	22,990	35,043	5.4%
Oregon	7,717	20,436	—	28,153	4.3%
All other states	255,720	54,119	25,877	335,716	51.3%
Total gross premiums written	$480,981	$105,560	$67,213	$653,754
Percent of total	73.6%	16.1%	10.3%	100.0%

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

	Year Ended December 31,
	2021	2020
Gross premiums written	$653,754	$743,368
Net statutory loss & LAE ratio	70.4%	78.9%
Net statutory expense ratio	31.9%	30.4%
Net statutory combined ratio	102.3%	109.3%

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by accounting principles generally accepted in the United States of America (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2021 and 2020, our consolidated premium-to-surplus ratios were 139% and 207%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2021, we had a total of 94 claims managers, supervisors and adjusters with an average experience of approximately 16 years.

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

Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2021 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last two years (in thousands).

	Year Ended December 31,
	2021	2020
Gross premiums written	$653,754	$743,368
Ceded premiums written	(313,830)	(315,036)
Net premiums written	$339,924	$428,332

Gross premiums earned	$690,133	$811,488
Ceded premiums earned	(310,843)	(339,587)
Net premiums earned	$379,290	$471,901

Reinsurance recoveries	$301,208	$254,882

Investment Portfolio

Our investment objective is to maximize after-tax total return while assuming prudent levels of risk and maintaining  sufficient liquidity for ongoing insurance operations. We strive for a balance between current income generation and after-tax total return that enhances long-term growth in book value. In general, we do not target allocations to investment asset classes or security types and do not seek to match insurance asset and liability durations. We maintain a diversified portfolio composed of fixed-income securities, equity securities and other investments. As of December 31, 2021, we had total invested assets of $338.8 million. If market rates were to increase by 1%, the fair value of our fixed income securities as of December 31, 2021 would decrease by approximately $1.7 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield of each category of invested assets as of December 31, 2021 and 2020.

	As of December 31, 2021			As of December 31, 2020
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield

	(in thousands)			(in thousands)

Category:
Corporate bonds	$105,581	36.4%	2.6%	$219,368	43.2%	3.6%
Corporate bank loans	81,189	28.0%	2.3%	52,782	10.4%	2.2%
Municipal bonds	38,464	13.3%	4.1%	50,539	10.0%	4.3%
US Treasury securities and obligations of U.S. Government	62,984	21.7%	0.7%	179,746	35.4%	0.5%
Mortgage backed	1,855	0.6%	3.3%	4,844	1.0%	2.9%
Total	$290,073	100.0%	2.4%	$507,279	100.0%	2.7%

The weighted average credit rating for our fixed-income portfolio was Baa1 at December 31, 2021 as compared to A at December 31, 2020. The change in the weighted average credit rating was due primarily to our cash balances increasing 244% during 2021. Our cash balances are primarily invested in U.S. Treasuries via overnight repurchase agreements (“Repo sweeps”) which are not included in determining the weighted average credit rating. The following table shows the distribution of our fixed-income portfolio by rating as a percentage of total fair value as of December 31, 2021 and 2020:

	As of	As of
	December 31, 2021	December 31, 2020
Rating:
"Aaa"	25.0%	37.8%
"Aa"	6.6%	4.6%
"A"	17.0%	14.9%
"Baa"	24.0%	31.7%
"Ba"	21.9%	8.0%
"B"	1.9%	1.3%
"Caa"	—%	—%
"Ca"	—%	—%
"C"	—%	—%
"NR"	3.6%	1.7%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2021 and 2020.

	As of December 31, 2021		As of December 31, 2020
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value

	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$106,047	36.6%	$257,245	50.7%
One to five years	109,195	37.6%	203,625	40.1%
Five to ten years	64,926	22.4%	28,363	5.6%
More than ten years	8,050	2.8%	13,202	2.6%
Mortgage-backed	1,855	0.6%	4,844	1.0%
Total	$290,073	100.0%	$507,279	100.0%

Our investment strategy is a value-based approach focused on individual security analysis and selection, directed primarily toward publicly-traded fixed-income and equity securities. This strategy includes an opportunistic element which seeks to capture value resulting from market-related price dislocations, short-term orientation of market participants and other sources of gain. Our investment portfolio is managed internally by our Executive Chairman and other internal, experienced investment managers. As of December 31, 2021, 14.4% of our investment portfolio was invested in equity securities. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized gain balance by invested asset category as of December 31, 2021.

Net Unrealized Gain Balance
(in thousands)
Category
U.S. Treasury securities and obligations of U.S. Government	$(114)
Corporate bonds	2,066
Corporate bank loans	(381)
Municipal bonds	302
Mortgage-backed	25
Equity securities	6,575
Total	$8,473

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

The primary competition for our Commercial Auto business unit includes such carriers as American Millennium Insurance Company, Canal Insurance Company, Clear Blue Insurance Company, Commercial Alliance Insurance Company, Fairfax Financial, Hudson Insurance Company, National Casualty Company, National Liability & Fire Insurance Company, Northland Insurance Company, Progressive County Mutual, Sompo International, State National Insurance Company, Prime Insurance Company, Underwriters at Lloyds of London, Wilshire Insurance Company and W.R. Berkley. Our E&S Casualty business unit considers its primary competition for our excess, umbrella and general liability insurance products to include such carriers as American International Group, Inc., Axis Insurance Company, Berkshire Hathaway Companies, Crum & Forster Insurance Group, Endurance American Specialty Insurance Company (Sompo International), AXA XL Specialty Insurance, Markel Insurance Company, Navigators Specialty Insurance Company (a brand of the Hartford), and W.R. Berkley Corporation. The primary competition for our E&S Package products produced by our E&S Casualty business unit includes such carriers as Nationwide E&S/Specialty, Markel Insurance Company, Atlantic Casualty Insurance Company, Nautilus Insurance Company, Mesa Underwriters Insurance Company, and Penn America Insurance Company. The primary competition for our E&S Property business unit  includes such carriers as Chubb Westchester, Aspen Insurance, Everest National Insurance Company, RSUI Group, Navigators Specialty Insurance Company, Starr Surplus Lines, Ironshore Specialty Insurance Company, Axis Insurance Company, and Markel Insurance Company. The primary competition for the medical professional liability insurance products produced by our Professional Liability business unit includes such carriers as Admiral Insurance Company, Aspen Specialty Insurance Company, Beazley

Insurance Company, CNA Financial Corporation, Iron Health, Kinsale Insurance Company, Markel Insurance Company, Medical Protective Insurance Company,  ProAssurance Corporation, RSUI Group and TDC Companies. The primary competition for the financial professional liability insurance products produced by our Professional Liability business unit are Orion, Starstone, CannGen, Ascot and Admiral Insurance Companies, Euclid Executive Liability Managers, Berkley Insurance Company, Kinsale Insurance Company, Skyward Specialty, Hudson Insurance Company, RSUI Group, Hiscox USA, and XL Catlin Insurance Company. The primary competitors for our general aviation insurance products produced by our Aerospace & Programs business unit are Old Republic Aviation Managers, Starr Aviation, American International Group, Inc., United States Specialty Insurance Company, W. Brown & Company, United States Aircraft Insurance Group, Global Aerospace and Allianz Aviation Managers. Our Commercial  Accounts business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation, CAN Financial Corporation, The Hanover Insurance Group and The Hartford Financial Services Group, as well as numerous smaller regional companies. Although our Specialty Personal Lines business unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies.

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

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2021, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

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

Employees

As of December 31, 2021, we employed 406 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

Available Information

The Company’s executive offices are located at Two Lincoln Centre, 5420 Lyndon B. Johnson Freeway, Suite 1100 Dallas, Texas 75240. The Company’s mailing address is the same as its executive office address. Its telephone number is (817) 348-1600. The Company’s website address is www.hallmarkgrp.com. The Company files annual, quarterly and current reports, proxy statements and other information and documents with the U.S. Securities and Exchange Commission (the “SEC”), which are available at www.sec.gov. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practical after it electronically files them with or furnishes them to the SEC.

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

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Establishing adequate premium rates is necessary to generate sufficient revenues, together with investment income, to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

●	the availability of sufficient reliable data;
●	our ability to properly analyze available data;
●	the uncertainties that inherently characterize estimates and assumptions;
●	our selection and application of appropriate pricing techniques; and
●	changes in applicable legal liability standards and in the civil litigation system generally.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2021 unpaid losses and LAE would have produced a $8.2 million change to pretax earnings. Our gross loss and LAE reserves totaled $816.7 million at December 31, 2021. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $428.8 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

The following states accounted for approximately 49% of our gross written premiums for 2021: Texas (19%), California (14%), Florida (7%) Arizona (5%) and Oregon (4%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 32% of the net premiums written by any of them, HIC retains 32% of the net premiums written by any of them, HSIC retains 26% of the net premiums written by any of them and HNIC retains 10% of the net premiums written by any of them. A.M. Best has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-

” to the individual insurance company subsidiaries comprising the pool. Also, A.M. Best has assigned HCM a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-”. A.M. Best has indicated a negative outlook for each of the ratings assigned to our insurance company subsidiaries. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. It is not guaranteed that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2021, we had a total of $696.4 million due us from reinsurers, including $550.0 million of recoverables from losses and $146.4 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2021 was $175.4 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2021, 86% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 24% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2021 was $290.1 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $1.7 million as of December 31, 2021. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 73% of our fixed-income portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2021, Hallmark had $1.9 million total exposure in mortgage-backed securities.

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

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2022 by our insurance company subsidiaries is $22.7 million. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of any one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited.

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

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of regulations. Changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could have a material adverse effect on our operations. In addition, we could face individual, group and class-action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have an adverse effect on our profitability.

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

If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, including as a result of, among other things, changes in the legal, regulatory and economic environments in which the Company operates, our financial results could be materially and adversely affected.

Unpaid loss and LAE reserves represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, including automation; adverse changes in loss cost trends, including inflationary pressures, technology or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles resulting in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment that have continued to persist for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves could be material and is difficult to estimate, particularly in light of the recent disruptions to the judicial system, supply chain and labor market. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and lags in reporting of events to insurers, among other factors.

The increase in inflation in recent periods has increased our loss costs in our auto and property businesses. It is possible that, among other things, past or future steps taken by the federal government and the Federal Reserve to stimulate or support the U.S. economy, including actions taken in response to COVID-19, supply chain issues and labor shortages, could lead to higher and/or prolonged inflation, which could in turn lead to further increases in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail,” such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year or require payouts over a long period of time. The estimation of loss reserves may also be more difficult during extreme events, such as a pandemic, or during volatile or uncertain economic conditions, due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting or adjudication of claims.

We refine our loss reserve estimates as part of a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may apply different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. As a result, these experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an extreme event or an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management often considers varying individual viewpoints as part of its estimation of loss reserves.

Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position. (See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Reserves for unpaid losses and LAE.”)

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

As of December 31, 2021, we had outstanding $56.7 million of trust preferred securities bearing interest at a weighted average rate of 3.29% per annum.  (See, “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Subordinated Debt Securities.”)  Our trust preferred securities bear interest at a variable rate which is adjusted quarterly.  A 1% increase in the applicable interest rates would result in a $0.6 million increase in interest expense attributable to the currently outstanding balance of the trust preferred securities, which could adversely affect our operating results, cash flow and financial position.

In addition, the interest rates under our trust preferred securities are adjusted quarterly using LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it will formally cease publication in June 2023. If LIBOR is unavailable on an interest calculation date, the trustee is authorized to calculate the interest rate on the basis of quotations from certain major banks in London or New York.  If the trustee is unable to determine an interest rate in this manner, the immediately preceding interest rate remains in effect. It is not possible to predict the effect of these changes. Uncertainty in the determination of the interest rate applicable to our trust preferred securities could adversely affect our financial planning.

U.S. and global economic and financial industry events and their consequences could harm our business, our liquidity and financial condition, and our stock price.

The consequences of adverse global or regional market and economic conditions may affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties, and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the availability of reinsurance protection, the risks we assume under reinsurance programs covering variable annuity guarantees, and our investment performance. Volatility in the U.S. and other securities markets may adversely affect our stock price.

An increased inflation rate or a period of sustained inflation may adversely impact our results of operations.

Inflation may negatively impact both interest rates and the amount we pay to settle claims. We take into account the effects of inflation when we set our prices; however, if we do not change our pricing to adequately account for inflation, our results of operations may be negatively impacted.  We also consider inflation when we estimate reserves for unpaid losses and LAE, because of the increase on our claims costs that is caused by inflation. While we plan for the inflation we expect, the actual effects of inflation on results of operations are not known until claims are ultimately settled. In addition to general price inflation, we are exposed to the upward trend in the judicial awards for damages. We attempt to mitigate the effects of inflation in the pricing of policies and establishing reserves for losses and LAE.

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

Global climate change may have an adverse effect on our financial statements.Although uncertainty remains as to the nature and effect of greenhouse gas emissions, we could suffer losses if global climate change results in an increase in the frequency and severity of natural disasters. As with traditional natural disasters, claims arising from these incidents could increase our exposure to losses and have a material adverse impact on our business, results of operations, and/or financial condition.The COVID-19 pandemic could disrupt our business operations and materially adversely impact our results of operations and financial condition.

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States.  There have been mandates from federal, state, and local authorities requiring forced closures of non-essential business locations, including insurance carriers, brokers and agents. As a result, our corporate offices, and the offices of most of our agents and brokers, were closed for a significant period.  While our management and most employees continued to effectively work remotely, and our agents and brokers have continued to produce and service our insurance policies, a resumption of these restrictions could disrupt our business operations and the production of policies by our agents and brokers.  There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions, as well as whether governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns, will be renewed or extended or whether new measures will be imposed.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, our Commercial Accounts business unit, our Personal Lines business unit and certain employees of our Specialty Commercial Segment are currently located at Two Lincoln Centre located at 5420 LBJ Freeway, Dallas, Texas. The initial term of the lease commenced June 1, 2019 and on June 30, 2021, the office lease was amended which expands the original lease to cover an additional 16,588 square feet of office space and extends the term of the original lease for an additional two years to December 31, 2033. The average base rent for the 16,588 square feet of expansion office space is $35,652 per month for the extended term of the lease. The average base rent for 47,172 square feet of initially leased office space is $135,620 per month for the extended term of the lease and the average base rent for 3,000 square feet of initially leased storage space is $4,813 per month for the extended term of the lease.

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

Item 3. Legal Proceedings.

AHIC, HIC, HSIC, HCM and HNIC (collectively, the “Hallmark Insurers”) are parties to a Loss Portfolio Transfer Reinsurance Contract (the “LPT Contract”) and related agreements with DARAG Bermuda Ltd. (“DARAG Bermuda”) and DARAG Insurance (Guernsey) Limited (“DARAG Guernsey” and, collectively, the “Reinsurers”).  (See Note 7, “Reinsurance – Loss Portfolio Transfer” in the Notes to Consolidated Financial Statements.)  The Reinsurers and the Hallmark Insurers have agreed to submit to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.The arbitration panel has not yet been constituted and no pleadings have been submitted.  However, based on prior negotiations, the Company expects the Reinsurers to seek rescission of the LPT Contract on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company also intends to pursue an arbitration award enforcing the terms of the LPT Contract and reimbursing the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers.

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

Holders

As of March 1, 2022, there were 4,143 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future in order to retain earnings for development of our business.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and management fees from its subsidiaries. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. Our ability to pay dividends may be further constrained by business and regulatory considerations,  by our competitive position and by the amount of premiums that we can write. Without regulatory approval, the aggregate maximum amount of dividends that could be paid to Hallmark in 2022 by our insurance company subsidiaries is $22.7 million. Consequently, Hallmark’s ability to pay cash dividends to our stockholders may be limited. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $19.8 million as of December 31, 2021.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2021.

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	[excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a)](1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	1,069,896
Total	—	$—	1,069,896
(1)	Securities remaining available for future issuance are net of a maximum of 872,532 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note 13 to the audited consolidated financial statements included in this report.

Issuer Repurchases

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On

January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date.  We did not repurchase any shares of our common stock during the three months ended December 31, 2021.

Item 6.  Reserved

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2021 reserves for unpaid losses and LAE would have produced a $8.2 million change to pretax earnings. The estimates are reviewed as part of a regular, ongoing process, and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2021 was $747.3 million to $956.3 million. Our best estimate of unpaid losses and LAE as of December 31, 2021 is $816.7 million. Our carried reserve for unpaid losses and LAE as of December 31, 2021 is comprised of $442.3 million in case reserves and $374.4 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE which is $35.1 million below the midpoint, or 85.4% of the high end, of the actuarial range at December 31, 2021 as compared to $29.2 million below the midpoint, or 86.0% of the high end, of the actuarial range at December 31, 2020. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

Our recorded reserves represent management’s best estimate of the provision for unpaid losses and LAE as of the balance sheet date, and establishing them involves a process that includes collaboration with various relevant parties in the Company. While we believe that our reserves for unpaid losses and LAE at December 31, 2021 are adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. Our best estimate of required loss reserves for most of our lines of business is selected for each accident year using management’s judgment, after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate.

Deferred income tax assets and liabilities. We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

The fair value of our fixed income securities as of December 31, 2021 was $290.1 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $1.7 million as of December 31, 2021. The calculated change in fair value was determined using the duration modeling assuming no prepayments.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2021 and 2020 there was no premium deficiency related to deferred policy acquisition costs.

Goodwill. Under ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually at the reporting unit level (business unit or one level below a business unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the E&S Casualty and Aerospace & Programs business units for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2019 included goodwill of acquired businesses of $44.7 million that was assigned to our business units as follows: Commercial Accounts business unit - $2.1 million; Commercial Auto business units - $21.3 million; E&S Casualty business unit - $6.3 million (comprised of $2.6 million for the primary/excess liability and public entity component and $3.7 million for the E&S package component); Aerospace & Programs business unit- $9.7 million (comprised entirely of the general aviation component); and Specialty Personal Lines business unit - $5.3 million. This amount had been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. In connection with our normal process for evaluating impairment triggering events, during the first quarter of 2020 we determined that a significant decline in our  market capitalization below  our stockholders’ equity indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.  As a result, we took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020.  Consequently, as of December 31, 2021 and 2020, there was no goodwill or indefinite-lived assets reported on our consolidated balance sheet.

Results of Operations

Comparison of Years ended December 31, 2021 and December 31, 2020

Management overview. During fiscal 2021, our total revenues were $404.7 million, which was $64.1 million less than the $468.8  million in total revenues for fiscal 2020. During the year ended December 31, 2021, we reported net income before tax of $11.5 million as compared to a net loss before tax of $115.8 million during the same period of 2020.

The decrease in revenue for the year ended December 31, 2021 was primarily due to a decrease in net premiums earned of $92.6 million and a decrease in finance charges of $1.4 million partially offset by net investment gains of $10.2 million for the year ended December 31, 2021 as compared to investment losses of $22.9 million for the prior year.

Contributing to the improvement in the pre-tax results for the year ended December 31, 2021 were a decrease in losses and LAE of $131.7 million, due primarily to a $21.7 million charge for a loss portfolio transfer reinsurance contract during 2020, decreased net catastrophe losses of $4.7 million and lower unfavorable prior year loss reserve development.  We reported $6.0 million of unfavorable net prior year loss reserve development during the year ended December 31, 2021 as compared to $58.3 million of unfavorable net prior year loss reserve development during the same period of 2020.

The improved pre-tax results during the year ended December 31, 2021 as compared to the prior year was also impacted by a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during fiscal 2020.  In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.

We reported net income of $9.0 million for the year ended December 31, 2021, as compared to a net loss of $94.4 million for the year ended December 31, 2020. On a diluted per share basis, net income was $0.50 per share for fiscal 2021 as compared to net loss of $5.20 per share for fiscal 2020. Our effective tax rate was 21.7% for the year ended December 31, 2021 as compared to 18.5% for the same period in 2020. The increase in the effective tax rate for the year ended December 31, 2021 was due in large part to the non-deductible impairment of goodwill and indefinite-lived intangible assets incurred during fiscal 2020.

Segment information

The following is additional business segment information for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross premiums written	$480,981	$560,301	$105,560	$98,048	$67,213	$85,019	$—	$—	$653,754	$743,368
Ceded premiums written	(275,677)	(275,769)	(37,850)	(29,652)	(303)	(9,615)	—	—	(313,830)	(315,036)
Net premiums written	205,304	284,532	67,710	68,396	66,910	75,404	—	—	339,924	428,332
Change in unearned premiums	36,868	42,491	874	(1,842)	1,624	2,920	—	—	39,366	43,569
Net premiums earned	242,172	327,023	68,584	66,554	68,534	78,324	—	—	379,290	471,901

Total revenues	252,368	340,515	71,295	69,819	73,969	84,730	7,071	(26,216)	404,703	468,848

Losses and loss adjustment expenses	164,729	285,994	49,152	52,478	61,363	68,435	—	—	275,244	406,907

Pre-tax income (loss)	$32,915	$(7,752)	$(30)	$(3,039)	$(9,955)	$(10,338)	$(11,435)	$(94,639)	$11,495	$(115,768)

Net loss ratio (1)	68.0%	87.5%	71.7%	78.9%	89.5%	87.4%			72.6%	86.2%
Net expense ratio (1)	23.7%	19.3%	33.0%	31.1%	27.9%	27.5%			28.5%	25.1%
Net combined ratio (1)	91.7%	106.8%	104.7%	110%	117.4%	114.9%			101.1%	111.3%

Net Favorable (Unfavorable) Prior Year Development	$(2,670)	$(45,808)	$1,521	$(3,357)	$(4,891)	$(9,123)			$(6,040)	$(58,288)
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment.

Gross premiums written for the Specialty Commercial Segment were $481.0 million for the year ended December 31, 2021, which was $79.3 million, or 14%, less than the $560.3 million reported for the same period of 2020.  Net premiums written were $205.3 million for the year ended December 31, 2021 as compared to $284.5 million for the same period of 2020.  The decrease in gross premiums written was primarily the result of lower premium production in our Commercial Auto and Professional Liability business units, partially offset by increased premium production in our E&S Casualty and E&S Property and Aerospace & Programs business units.  The decrease in net premiums written was primarily the result of lower net premiums written in our Commercial Auto, Professional Liability and E&S Property business units, partially offset by increased net premiums written in our E&S Casualty and Aerospace & Programs business units.  In February 2020, we made the strategic decision to exit the contract binding line of the primary automobile business marketed by our Commercial Auto business unit as a result of increasing claim severity and limited opportunity for meaningful rate increases.  At that time, we began the process of non-renewing policies and placing in-force policies in runoff in accordance with state regulatory guidelines.  The exit of the contract binding line of the primary commercial automobile business contributed $25.2 million and $22.7 million to the decline in gross premiums written and net premiums written, respectively, for the year ended December 31, 2021 as compared to the same period the prior year.

The $252.4 million of total revenue for the year ended December 31, 2021 was $88.1 million less than the $340.5 million reported by the Specialty Commercial Segment for the same period in 2020.  This decrease in revenue was primarily due to a decrease in net premiums earned of $84.9 million attributable to a decrease in net premiums earned of $90.9 million from the Commercial Auto business unit and $2.6 million from the E&S Casualty business unit, partially offset by an increase in net premiums earned of $7.8 million from the E&S Casualty business unit, $0.7 million from the Aerospace & Programs business unit and $0.1 million from the Professional Liability business unit.  A decrease in net investment income of $3.2 million for the year ended December 31, 2021 as compared to the same period of 2020 also contributed to the decrease in revenue.

The Specialty Commercial Segment reported pre-tax income of $32.9 million during the year ended December 31, 2021 as compared to a pre-tax loss of $7.8 million reported for the same period in 2020.  The improvement in the pre-tax result was primarily the result of a decrease in losses and LAE of $121.3 million and lower operating expenses of $5.9 million and lower amortization of intangible assets of $1.6 million during the year ended December 31, 2021 as compared to the same period during 2020, partially offset by lower revenue as discussed above.  The exit of the contract binding line of the primary commercial automobile business contributed $37 thousand to the pre-tax income for the fiscal year ended December 31, 2021 as compared to a pre-tax loss of $56.6 million during the prior year.  The $56.6 million pre-tax loss from the exited contract binding line of the primary commercial automobile business includes the $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter of 2020.

Our Specialty Commercial Segment reported lower losses and LAE as the combined result of (a) a $125.0 million decrease in losses and LAE in our Commercial Auto business unit due largely to a $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter 2020 and lower current accident year net loss trends as well as $2.1 million of favorable prior year net loss reserve development recognized during the year ended December 31, 2021 as compared to $41.8 million of unfavorable prior year net loss reserve development during the same period of 2020, (b) a $17.4 million increase in losses and LAE in our E&S Casualty business unit due primarily to increased net premiums earned as well as $12.2 million of unfavorable prior year net loss reserve development recognized during the year ended December 31, 2021 as compared to $6.2 million of unfavorable prior year net loss reserve development during the same period of 2020, partially offset by lower current accident year net loss trends, (c) a $8.6 million decrease in losses and LAE in our E&S Property business unit due primarily to lower net catastrophe losses of $8.5 million during the year ended December 31, 2021 as compared to  net catastrophe losses of $13.1 million during the same period of 2020 and lower net premiums earned, partially offset by unfavorable net prior year loss reserve development of $1.2 million during the year ended December 31, 2021 as compared to favorable net prior year loss reserve development of $1.9 million during the same period of 2020, (d) a $5.8 million decrease in losses and LAE attributable to our Professional Liability business unit due primarily to favorable net prior year loss reserve development of $9.2 million during the year ended December 31, 2021 as compared to unfavorable net prior year loss reserve development of $0.1 million during the same period the prior year, partially offset by lower current accident year loss trends and (e) a $0.8 million increase in losses and LAE in our Aerospace & Programs business unit due primarily to $0.6 million of unfavorable prior year net loss reserve development during the year ended December 31, 2021 compared to $0.4 million of favorable prior year net loss reserve development during the same period of 2020.

Operating expenses decreased $5.9 million primarily as the result of lower production related expenses of $3.5 million, lower professional services of $1.4 million, lower salary and related expenses of $1.7 million and decreased occupancy and related expenses of $0.8 million, partially offset by higher other operating expenses of $1.5 million.

The Specialty Commercial Segment reported a net loss ratio of 68.0% for the year ended December 31, 2021 as compared to 87.5% for the same period in 2020.  The gross loss ratio before reinsurance was 87.4% for the year ended December 31, 2021 as compared to 81.6% for the same period in 2020.  The decrease in the net loss ratio was due in large part to the $21.7 million charge for the loss portfolio transfer reinsurance contract that closed during the third quarter of 2020 that was reported as ceded incurred losses.  The decrease in the gross and net loss ratios was also impacted by catastrophe losses of $11.1 million for the year ended December 31, 2021 as compared to catastrophe losses of $15.7 million during the same period of 2020 as well as lower unfavorable prior year net loss reserve development and lower current accident year loss trends for the year ended December 31, 2021 as compared to the same period of 2020.  The Specialty Commercial Segment reported $2.1 million of unfavorable prior year net loss reserve development for the year ended December 31, 2021 as compared to unfavorable prior year net loss reserve development of $45.8 million for the same period of 2020.  The Specialty Commercial Segment reported a net expense ratio of 23.7% for the year ended December 31, 2020 as compared to 19.3% for the same period of 2020.  The increase in the net expense ratio was due largely to the decrease in net premiums earned partially offset by the decrease in operating expenses.

Standard Commercial Segment.

Gross premiums written for the Standard Commercial Segment were $105.6 million for the year ended December 31, 2021, which was $7.6 million, or 8%, more than the $98.0 million reported for the same period in 2020.  Net premiums written were $67.7 million for the year ended December 31, 2021 as compared to $68.4 million for the same period in

2020. The increase in gross premiums written was due to higher premium production in our Commercial Accounts business unit.  The decrease in net premiums written was due to higher ceded catastrophe premium as a result of reinstatement premiums in fiscal 2021.

Total revenue for the Standard Commercial Segment of $71.3 million for the year ended December 31, 2021, was $1.5 million, or 2%, more than the $69.8 million reported for the same period in 2020. This increase in total revenue was due to an increase in net premiums earned of $2.0 million, due primarily to the timing of earning the net premiums written of prior periods as compared to the prior year, partially offset by lower net investment income of $0.4 million and lower finance charges of $0.1 million during the year ended December 31, 2021 as compared to the same period during 2020.

Our Standard Commercial Segment reported a pre-tax loss of $30 thousand for the year ended December 31, 2021 as compared to a pre-tax loss of $3.0 million for the same period of 2020. The lower pre-tax loss was the result of a decrease in losses and LAE of $3.3 million and higher revenue discussed above, partially offset by higher operating expenses of $1.8 million. The higher operating expenses were largely the result of higher production related expenses of $1.6 million and higher salary and related expenses of $0.2 million.

The Standard Commercial Segment reported a net loss ratio of 71.7% for the year ended December 31, 2021 as compared to 78.9% for the same period of 2020. The gross loss ratio before reinsurance for the year ended December 31, 2021 was 65.3% as compared to the 70.3% reported for the same period of 2020. The decrease in the gross loss ratio was due primarily to improved gross prior year loss reserve development. The decrease in the net loss ratio was due to improved prior year reserve development and lower net catastrophe losses. During the year ended December 31, 2021, the Standard Commercial Segment reported favorable net loss reserve development of $1.5 million as compared to unfavorable net loss reserve development of $3.4 million during the same period of 2020. The Standard Commercial Segment reported $6.3 million of net catastrophe losses during the year ended December 31, 2021 as compared to $6.9 million of net catastrophe losses during the same period of 2020.  The Standard Commercial Segment reported a net expense ratio of 33.0% for the year ended December 31, 2021 as compared to 31.1% for the same period of 2020. The increase in the expense ratio was primarily due to the impact of the higher operating expenses discussed above.

Personal Segment.

Gross premiums written for the Personal Segment were $67.2 million for the year ended December 31, 2021 as compared to $85.0 million for the same period in the prior year. Net premiums written for the Personal Segment were $66.9 million for the year ended December 31, 2021, which was a decrease of $8.5 million from the $75.4 million reported for the same period in 2020. The decrease in gross and net premiums written was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $74.0 million for the year ended December 31, 2021 as compared to $84.7 million for the same period in 2020. The decrease in revenue was due to a decrease in net premiums earned of  $9.8 million and lower finance charges of $1.2 million partially offset by higher net investment income of $0.3 million during the year ended December 31, 2021 as compared to the same period during 2020.

Pre-tax loss for the Personal Segment was $10.0 million for the year ended December 31, 2021 as compared to pre-tax loss of $10.3 million for the same period of 2020. The decrease in pre-tax loss was primarily the result of the decreased revenue discussed above partially offset by decreased losses and LAE of $7.1 million, decreased operating expenses of $3.7 million and decreased amortization of intangible assets of $0.3 million for the year ended December 31, 2021 as compared to the same period during 2020.

The Personal Segment reported a net loss ratio of 89.5%  for the year ended December 31, 2021 as compared to 87.4% for the same period of 2020. The gross loss ratio before reinsurance was 90.5% for the year ended December 31, 2021 as compared to 83.0% for the same period in 2020. The higher gross and net loss ratios were primarily the result of higher current accident year loss trends and higher net catastrophe losses of $0.9 million for the year ended December 31, 2021 as compared to $0.4 million for the prior year partially offset by unfavorable prior year net loss reserve development of $4.9 million for the year ended December 31, 2021 as compared to $9.1 million of unfavorable prior year net loss reserve development in 2020. The Personal Segment reported a net expense ratio of 27.9% for the year ended December 31, 2021 as compared to 27.5% for the same period of 2020. The increase in the expense ratio was due primarily to lower net premiums earned.

Corporate.

Total revenue for Corporate increased by $33.3 million for the year ended December 31, 2021 as compared to the same period the prior year. This increase in total revenue was due predominately to investment gains of $10.2 million during the year ended December 31, 2021 as compared to investment losses of $22.9 million reported for the same period of 2020 and higher net investment income of $0.2 million for the year ended December 31, 2021 as compared to the same period during 2020.

Corporate pre-tax loss was $11.4 million for the year ended December 31, 2021 as compared to pre-tax loss of $94.6 million for the same period of 2020.  The lower pre-tax loss was primarily due to a $44.7 million impairment charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during fiscal 2020.  In connection with its normal process for evaluating impairment triggering events, the Company determined that a significant decline in its market capitalization below its stockholders’ equity during the first quarter of 2020 indicated the impairment of the goodwill and indefinite-lived intangible assets included in our balance sheet.  Further contributing to the lower pre-tax loss were lower operating expenses of $3.6 million, lower interest expense of $0.3 million, as well as the higher revenue discussed above.  The lower operating expenses of $3.6 million were primarily a result of lower professional service expenses of $2.1 million, decreased salary and related expenses of $1.4 million, largely due to lower incentive compensation accruals  and decreased travel and related expenses of $0.1 million.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2021, Hallmark and its non-insurance company subsidiaries had $8.9 million in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $344.0 million of unrestricted cash and cash equivalents as well as $290.1 million in debt securities with an average modified duration of 0.6 years. Accordingly, we do not anticipate selling long-term debt instruments to meet any short term or long term liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2021, the aggregate ordinary dividend capacity of these subsidiaries is $32.0 million, of which $22.7 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2021 and 2020 our insurance company subsidiaries paid $3.0 million and $12.0 million, respectively, in dividends to Hallmark.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. During 2021 our insurance subsidiaries paid $15.5 million in management fees to Hallmark and our non-insurance company subsidiaries. During 2020 our insurance subsidiaries paid $4.2 million in management fees to Hallmark and our non-insurance company subsidiaries.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2021, our insurance company subsidiaries reported statutory capital and surplus of $232.3 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”)  As of December 31, 2021, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements. Our total statutory net premium-to-surplus percentage for the years ended December 31, 2021 and 2020 was 139% and 207%, respectively.

Comparison of December 31, 2021 to December 31, 2020

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2021 were $691.6 million compared to $639.2 million at December 31, 2020. The primary reason for this increase in unrestricted cash and investments was cash provided by operations during 2021, as well as increases in market value of our investment securities during the year.

Comparison of Years Ended December 31, 2021 and December 31, 2020

Net cash provided by our consolidated operating activities was $43.8 million for the year ended December 31, 2021 compared to net cash used by operations of $69.3 million for the year ended December 31, 2020.  The cash flow provided by operations was driven by a decrease in net paid claims, decreased paid operating expenses, lower interest paid, partially offset by decreased collected net premiums, higher taxes paid and lower collected investment income during the year ended December 31, 2021 as compared to the same period the prior year.

Net cash provided by investing activities during the year ended December 31, 2021 was $204.6 million as compared to net cash provided by investing activities of $122.7 million for the prior year. The increase in cash provided by investing activities during the year ended December 31, 2021 was primarily comprised of a decrease of $153.0 million in purchases of debt and equity securities, partially offset by a decrease of $70.9 million in maturities, sales and redemptions of investment securities, and a $0.2 million increase in purchases of fixed assets.

The Company did not report any net cash from financing activities during the year ended December 31, 2021 or December 31, 2020.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 38% as of December 31, 2021.

Subordinated Debt Securities

On June 21, 2005, we formed Hallmark Statutory Trust I (“Trust I”), an unconsolidated trust subsidiary, for the sole purpose of issuing $30.0 million in trust preferred securities. Trust I used the proceeds from the sale of these securities and our initial capital contribution to purchase $30.9 million of junior subordinated debt securities from Hallmark. The debt securities are the sole assets of Trust I, and the payments under the debt securities are the sole revenues of Trust I.  On August 23, 2007, we formed Hallmark Statutory Trust II (“Trust II”), an unconsolidated trust subsidiary, for the sole purpose of issuing $25.0 million in trust preferred securities. Trust II used the proceeds from the sale of these securities and our initial capital contribution to purchase $25.8 million of subordinated debt securities from Hallmark. The debt securities are the sole assets of Trust II, and the payments under the junior debt securities are the sole revenues of Trust II.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at December 31, 2021	3.45%	3.10%

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such phrase is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)     Financial Statements

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021 and  2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020 Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

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

10.6

First Amendment to Office Lease between Hallmark Financial Services, Inc. and Teachers Insurance and Annuity Association of America dated June 30, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K files July 6, 2021).

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 16, 2022	By:	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman and Chief Executive Officer, (principal executive officer)

Date:	March 16, 2022	By:	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 16, 2022	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman and Chief Executive Officer, Director (principal executive officer)

Date:	March 16, 2022	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)

Date:	March 16, 2022	/s/ James H. Graves
James H. Graves, Director

Date:	March 16, 2022	/s/ Mark E. Pape
Mark E. Pape, Director

Date:	March 16, 2022	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Hallmark Financial Services, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the years ended December 31, 2021 and 2020, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Reserves for unpaid losses and loss adjustment expenses

Critical Audit Matter Description

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s reserves for unpaid losses and loss adjustment expenses reported on the balance sheet were $816.7 million at December 31, 2021. The Company establishes reserves for unpaid losses and loss adjustment expenses on reported and unreported claims of insured losses. Reserves for unpaid losses and loss adjustment expenses are estimated based on (i) claims reported, (ii) claims incurred but not reported, and (iii) projections of claim payments to be made in the future. The estimate is based on the Company’s historical claims experience and commonly used industry and actuarial practices.

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

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2020.

Milwaukee, Wisconsin

March 16, 2022

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

($ in thousands)

	December 31,	December 31,
	2021	2020

ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $288,175 in 2021 and $502,167 in 2020)	$290,073	$507,279
Equity securities (cost; $42,120 in 2021 and $26,988 in 2020)	48,695	29,388
Total investments	338,768	536,667
Cash and cash equivalents	352,867	102,580
Restricted cash	3,810	5,728
Ceded unearned premiums	146,433	143,446
Premiums receivable	90,621	120,332
Accounts receivable	6,914	5,967
Receivable for securities	1,326	913
Reinsurance recoverable	549,964	497,846
Deferred policy acquisition costs	6,811	17,840
Intangible assets, net	819	1,322
Federal income recoverable	18,217	24,691
Deferred federal income taxes, net	8,906	8,724
Prepaid expenses	2,389	2,648
Other assets	25,753	28,013
Total assets	$1,553,598	$1,496,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $746 in 2021 and $844 in 2020)	$49,254	$49,156
Subordinated debt securities (less unamortized debt issuance cost of $744 in 2021 and $795 in 2020)	55,959	55,907
Reserves for unpaid losses and loss adjustment expenses	816,681	789,768
Unearned premiums	284,427	320,806
Reinsurance payable	117,908	61,100
Pension liability	174	1,859
Payable for securities	3,280	—
Accounts payable and other accrued expenses	50,394	50,415
Total liabilities	1,378,077	1,329,011
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2021 and 2020	3,757	3,757
Additional paid-in capital	122,844	122,893
Retained earnings	74,703	65,699
Accumulated other comprehensive income	(1,035)	383
Treasury stock (2,700,364 shares in 2021 and 2,730,673 in 2020), at cost	(24,748)	(25,026)
Total stockholders’ equity	175,521	167,706
Total liabilities and stockholders’ equity	$1,553,598	$1,496,717

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

($ in thousands, except per share amounts)

	2021	2020
Gross premiums written	$653,754	$743,368
Ceded premiums written	(313,830)	(315,036)
Net premiums written	339,924	428,332
Change in unearned premiums	39,366	43,569
Net premiums earned	379,290	471,901

Investment income, net of expenses	9,715	12,920
Investment gains (losses), net	10,222	(22,894)
Finance charges	4,344	5,705
Commission and fees	1,069	1,156
Other income	63	60
Total revenues	404,703	468,848

Losses and loss adjustment expenses	275,244	406,907
Operating expenses	112,467	123,919
Interest expense	4,993	5,326
Impairment of goodwill and other intangible assets	—	45,996
Amortization of intangible assets	504	2,468

Total expenses	393,208	584,616

Income (loss) before tax	11,495	(115,768)
Income tax expense (benefit)	2,491	(21,417)
Net income (loss)	$9,004	$(94,351)

Net income (loss) per share:
Basic	$0.50	$(5.20)
Diluted	$0.50	$(5.20)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31, 2021 and 2020

($ in thousands)

	2021	2020
Net income (loss)	$9,004	$(94,351)
Other comprehensive (loss) income:
Change in net actuarial loss (gain)	1,419	(662)
Tax effect on change in net actuarial (loss) gain	(298)	139
Unrealized holding gains arising during the period	2,832	709
Tax effect on unrealized holding gains arising during the period	(595)	(149)
Reclassification adjustment for gains included in net loss	(6,046)	(433)
Tax effect on reclassification adjustment for gains included in net loss	1,270	91
Other comprehensive loss, net of tax	(1,418)	(305)
Comprehensive income (loss)	$7,586	$(94,656)

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2021 and 2020

(In thousands)

					Accumulated
	Number		Additional		Other		Number	Total
	of		Paid-In	Retained	Comprehensive	Treasury	of	Stockholders’
	Shares	Par Value	Capital	Earnings	Income (loss)	Stock	Shares	Equity
Balance at January 1, 2020	20,873	$3,757	$123,468	$160,050	$688	$(25,201)	2,750	$262,762
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Equity incentive plan activity	—	—	(400)	—	—	—	—	(400)
Shares issued under employee benefit plans	—	—	(175)	—	—	175	(19)	—
Net loss	—	—	—	(94,351)	—	—	—	(94,351)
Other comprehensive loss, net of tax	—	—	—	—	(305)	—	—	(305)

Balance at December 31, 2020	20,873	$3,757	$122,893	$65,699	$383	$(25,026)	2,731	$167,706

Acquisition of treasury stock	—	—	—	—	—	—	—	—
Equity incentive plan activity	—	—	229	—	—	—	—	229
Shares issued under employee benefit plans	—	—	(278)	—	—	278	(31)	—
Net income	—	—	—	9,004	—	—	—	9,004
Other comprehensive loss, net of tax	—	—	—	—	(1,418)	—	—	(1,418)

Balance at December 31, 2021	20,873	$3,757	$122,844	$74,703	$(1,035)	$(24,748)	2,700	$175,521

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

($ in thousands)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,004	$(94,351)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization expense	3,430	5,754
Deferred federal income tax expense (benefit)	194	(6,513)
Investment (gains) losses, net	(10,222)	22,894
Share-based payments expense	229	(400)
Impairment of goodwill and other intangibles	—	45,996
Change in ceded unearned premiums	(2,987)	24,552
Change in premiums receivable	29,711	27,956
Change in accounts receivable	(947)	(1,681)
Change in deferred policy acquisition costs	11,029	5,154
Change in reserves for losses and loss adjustment expenses	26,913	169,413
Change in unearned premiums	(36,379)	(68,120)
Change in reinsurance recoverable	(52,118)	(180,709)
Change in reinsurance payable	56,808	(4,281)
Change in federal income tax recoverable	6,474	(15,557)
Change in all other liabilities	(1,556)	(4,452)
Change in all other assets	4,185	5,018
Net cash provided by (used in) operating activities	43,768	(69,327)
Cash flows from investing activities:
Purchases of property and equipment	(1,910)	(1,667)
Purchases of investment securities	(132,461)	(285,507)
Maturities, sales and redemptions of investment securities	338,972	409,861
Net cash provided by investing activities	204,601	122,687
Increase in cash and cash equivalents and restricted cash	248,369	53,360
Cash and cash equivalents and restricted cash at beginning of period	108,308	54,948
Cash and cash equivalents and restricted cash at end of period	$356,677	$108,308

The accompanying notes are an integral part of the consolidated financial statements

1.	Accounting Policies:

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of Hallmark and its subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which, as to our insurance company subsidiaries, differ from statutory accounting practices prescribed or permitted for insurance companies by insurance regulatory authorities.

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

Subordinated debt securities: Our trust preferred securities are reported at a carrying value of $55.9 million and $55.9 million, and had a fair value of $29.4 million and $26.6. million, as of December 31, 2021 and 2020, respectively, and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Senior unsecured notes due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.3 million and $49.1 million and a fair value of $52.2 million and $54.3 million, as of December 31, 2021 and 2020, respectively.  Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For reinsurance balances, premiums receivable, federal income tax recoverable/payable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Investments

Debt securities available-for-sale are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (“AOCI”), net of related tax effects. The Company reviews its impaired securities for possible other-than-temporary impairment ("OTTI") at each quarter end.  A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date.  The Company considers the following factors in performing its review: (i) the amount by which the security’s fair value is less than its cost, (ii) length of time the security has been impaired, (iii) whether management has the intent to sell the security, (iv) if it is more likely than not that management will be required to sell the security before recovery of its amortized cost basis, (v) whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates, (vi) the security’s credit rating and any recent downgrades or (vii) stress testing of expected cash flows under different scenarios.  If the Company cannot assert these conditions, an OTTI loss is recorded through the Consolidated Statements of Operations in the current period.

For all other impaired securities, the Company will assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis.  Such a shortfall in cash flows is referred to as a “credit loss.”  For any such security, the Company separates the impairment loss into: (i) the credit loss and (ii) the non-credit loss, which is the amount related to all other factors such as interest rate changes, fluctuations in exchange rates and market conditions.  The credit loss charge is recorded to the current period statements of operations and the non-credit loss is recorded to accumulated other comprehensive income (loss), within shareholders’ equity, on an after-tax basis.  A security’s cost basis is permanently reduced by the amount of a credit loss.  Income is accreted over the remaining life of a security based on the interest rate necessary to discount the expected future cash flows to the new basis.

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

Premiums Receivable

Premiums receivable represent amounts due from policyholders or independent agents for premiums written and uncollected. These balances are reported net of an allowance for expected credit losses.  The allowance is based upon the Company’s review of amounts outstanding, including delinquencies and write-offs.  Credit risk is partially mitigated by the Company’s ability to cancel the policy if the policyholder does not pay for the premium.

Reinsurance

Reinsurance premiums, commissions, losses and loss adjustment expenses ("LAE") on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts.  The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses and LAE paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverables on unpaid losses and LAE are estimated based upon assumptions consistent with those used in establishing the gross liabilities as they are applied to the underlying reinsured contracts.  The Company records an allowance for uncollectible reinsurance recoverables based on an assessment of the reinsurer’s creditworthiness and collectability of the recorded amounts.  Management believes an allowance for uncollectible recoverables from its reinsurers was not necessary for the periods presented. The Company receives ceding commissions in connection with certain ceded reinsurance.  The ceding commissions are recorded as a reduction of policy acquisition costs. (See Note 7.)

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly direct commission, premium taxes, underwriting, marketing expenses and ceding commission) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and recognized to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2021 and 2020, we deferred ($97.7) million and ($152.7) million of direct policy acquisition costs and amortized $107.1 million and $165.6 million of deferred direct policy acquisition costs, respectively. During 2021 and 2020, we deferred $73.5 million and $79.0 million of ceding commission acquisition costs and amortized ($71.9) million and ($86.7) million of deferred ceding commission acquisition costs, respectively. Therefore, the net amortization (deferrals) of policy acquisition costs were $11.0 million and $5.2 million for 2021 and 2020, respectively.

Goodwill and Intangible Assets, net

We account for our goodwill and intangible assets according to ASC 350, “Intangibles – Goodwill and Other” (ASC 350). Under ASC 350, intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The quantitative impairment test requires an impairment loss be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). We have elected to perform our goodwill impairment test on the first day of the fourth quarter, October 1, of each year.  In connection with our normal process for evaluating impairment triggering events, during the first quarter of 2020 we determined that a significant decline in market capitalization below the Company’s stockholders’ equity indicated the impairment of the goodwill and indefinite-lived intangible assets included on the  balance sheet.  As a result, the Company took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020.  Consequently, as of December 31, 2021 there was no goodwill or indefinite lived intangible assets reported on our consolidated balance sheet.

Leases

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2033. Some of these leases include rent escalation provisions throughout the term of the lease. We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as a right of use asset and a lease obligation. Right of use assets and lease obligations are classified in other assets and in accounts payable and other accrued expenses, respectively, on our consolidated balance sheets. (see Note 21)

Property and Equipment

Property and equipment (including leasehold improvements), aggregating $38.2 million and $36.3 million, at December 31, 2021 and 2020, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years) or the life of the lease, whichever is shorter.  Property and equipment includes $3.8 million and $2.9 million of leasehold incentives at December 31, 2021 and 2020, respectively, from the adoption of ASU 2016-02, “Leases (Topic 842)” effective January 1, 2019.  Depreciation expense for 2021 and 2020 was $2.9 million and $3.3 million, respectively.  Accumulated depreciation was $30.0 million and $27.1 million at December 31, 2021 and 2020, respectively. Under ASC 360, “Impairment or disposal of long-lived assets,” property and equipment is tested for impairment annually. As of December 31, 2021, no impairment was considered necessary.

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

Losses and Loss Adjustment Expenses

The liability for unpaid losses and LAE in the Consolidated Balance Sheets represents the Company’s estimate of the amount it expects to pay for the ultimate cost of all losses and LAE incurred that remain unpaid at the balance sheet date.  The liability is recorded on an undiscounted basis, except for the liability for unpaid losses and LAE assumed related to acquired companies which are initially recorded at fair value.  The process of estimating the liability for unpaid losses and LAE is a complex process that requires a high degree of judgment.

The liability for unpaid losses and LAE represents the accumulation of individual case estimates for reported losses and LAE, and actuarially determined estimates for incurred but not reported losses and LAE.  The liability for unpaid losses and LAE is intended to include the ultimate net cost of all losses and LAE incurred but unpaid as of the balance sheet date.  The liability is stated net of anticipated deductibles, salvage and subrogation, and gross of reinsurance ceded.  The estimate of the unpaid losses and LAE liability is reviewed and updated on a regular, ongoing basis.  Although management believes the liability for losses and LAE is reasonable, the ultimate liability may be more or less than the current estimate.

The estimation of ultimate liability for unpaid losses and LAE is a complex, imprecise and inherently uncertain process, and therefore involves a considerable degree of judgment and expertise.  The Company utilizes various actuarially-accepted reserving methodologies in deriving the continuum of expected outcomes and ultimately determining its estimated liability amount.  These methodologies utilize various inputs, including but not limited to written and earned premiums, paid and reported losses and LAE, expected initial loss and LAE ratio, which is the ratio of incurred losses and LAE to earned premiums, and expected claim reporting and payout patterns (including company-specific and industry data).  The liability for unpaid loss and LAE does not represent an exact measurement of liability, but is an estimate that is not directly or precisely quantifiable, particularly on a prospective basis, and is subject to a significant degree of variability over time.  In addition, the establishment of the liability for unpaid losses and LAE makes no provision for the broadening of coverage by legislative action or judicial interpretation or for the extraordinary future emergence of new types of losses not sufficiently represented in the Company’s historical experience or which cannot yet be quantified.  As a result, an integral component of estimating the liability for unpaid losses and LAE is the use of informed subjective estimates and judgments about the ultimate exposure to unpaid losses and LAE.  The effects of changes in the estimated liability are included in the results of operations in the period in which the estimates are revised.

The Company allocates the applicable portion of the unpaid losses and LAE to amounts recoverable from reinsurers under reinsurance contracts and reports those amounts separately as assets on the consolidated balance sheets.

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies.  Insurance policy fees are earned as of the effective date of the policy.  Upon cancellation, any unearned premium is refunded to the insured.  Insurance premiums written include gross policy fees of $6.1 million and $7.2 million for the years ended December 31, 2021 and 2020, respectively.

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

Income Taxes

We file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax-credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that there is sufficient positive evidence, as allowed under ASC 740, Income Taxes, to support the recoverability of those deferred tax assets.  The Company establishes a valuation allowance to the extent that there is insufficient evidence to support the recoverability of the deferred tax asset under ASC 740.  In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

ASC 740 also addresses how a company reports uncertain tax positions on its financial statements under a "more-likely-than-not" recognition threshold (formerly known as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes or FIN 48). This standard requires specific uncertain tax position disclosures in the annual financial statements, including a reconciliation of total unrecognized tax benefits, classification of income tax-related interest and penalties, identification of years that remain open to examination, and unrecognized tax benefits expected to significantly change within 12 months of the reporting period. There were no uncertain tax positions at December 31, 2021.

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares potentially issuable (in periods in which they have a dilutive effect), primarily from stock options. (See Notes 11 and 13.)

Adoption of New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU No. 2019-12"). The update is intended to simplify the current rules regarding the accounting for income taxes and addresses several technical topics including accounting for franchise taxes, allocating income taxes between a loss in continuing operations and in other categories such as discontinued operations, reporting income taxes for legal entities that are not subject to income taxes, and interim accounting for enacted changes in tax laws. The new standard is effective for fiscal years beginning after December 15, 2020; however, early adoption is permitted. The Company early adopted the provisions of ASU No. 2019-12 on April 1, 2020, which did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been changed to a new reference rate and do not expect the adoption of this guidance to have a material effect on the Company’s results of operations, financials position or liquidity.,

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 requires organizations to estimate credit losses on certain types of financial instruments, including receivables and available-for-sale debt securities, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. As a smaller reporting company, ASU 2016-13 is effective for fiscal years of the Company beginning after December 15, 2022, including interim periods within those fiscal years.   ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial results and disclosures, but do not anticipate that any potential impact would be material.

2.	Investments:

The cost or amortized cost and the estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2021
U.S. Treasury securities and obligations of U.S. Government	$63,098	$56	$(170)	$62,984
Corporate bonds	103,515	2,115	(49)	105,581
Corporate bank loans	81,570	84	(465)	81,189
Municipal bonds	38,162	372	(70)	38,464
Mortgage-backed	1,830	29	(4)	1,855
Total debt securities	288,175	2,656	(758)	290,073
Total equity securities	42,120	9,355	(2,780)	48,695
Total investments	$330,295	$12,011	$(3,538)	$338,768

As of December 31, 2020
U.S. Treasury securities and obligations of U.S. Government	$179,259	$487	$-	$179,746
Corporate bonds	214,666	5,086	(384)	219,368
Corporate bank loans	53,650	3	(871)	52,782
Municipal bonds	49,833	756	(50)	50,539
Mortgage-backed	4,759	114	(29)	4,844
Total debt securities	502,167	6,446	(1,334)	507,279
Total equity securities	26,988	5,648	(3,248)	29,388
Total investments	$529,155	$12,094	$(4,582)	$536,667

The Company’s sources of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020
U.S. Treasury securities and obligations of U.S. Government	$578	$885
Corporate bonds	4,371	7,223
Corporate bank loans	1,427	1,688
Municipal bonds	1,713	2,347
Mortgage-backed	80	192
Equity securities	2,404	1,369
Cash and cash equivalents	13	—
	10,586	13,704
Investment expenses	(871)	(784)
Investment income, net of expenses	$9,715	$12,920

No investments in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2021 or 2020.

The Company’s sources of net investment gains (losses) on investments are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
U.S. Treasury securities and obligations of U.S. Government	$—	$(3)
Corporate bonds	494	959
Corporate bank loans	124	40
Municipal bonds	(25)	1,397
Mortgage-backed	—	—
Equity securities	5,453	3,472
Other investments	—	(3,740)
Gain on investments	6,046	2,125
Other-than-temporary impairments	—	(1,692)
Unrealized gains (losses) on equity securities	4,176	(24,921)
Unrealized gains on other investments	—	1,594
Investment gains (losses), net	$10,222	$(22,894)

We realized gross gains on investments of $6.7 million and $22.8 million during the years ended December 31, 2021 and 2020, respectively, of which $5.9 million and $21.0 million were from the sales of securities during the years ended December 31, 2021 and 2020, respectively. We realized gross losses on investments of $0.7 million and $20.7 million during the years ended December 31, 2021 and 2020, respectively, of which $0.5 million and $20.2 million was from the sale of securities during the years ended December 31, 2021 and 2020, respectively. We recorded proceeds from the sale of investment securities of $23.1 million and $155.0 million during the years ended December 31, 2021 and 2020, respectively.  Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2021 and December 31, 2020 (in thousands):

	As of December 31, 2021
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$43,273	$(170)	$—	$—	$43,273	$(170)
Corporate bonds	-	-	2,245	(49)	2,245	(49)
Corporate bank loans	42,256	(177)	16,763	(288)	59,019	(465)
Municipal bonds	3,321	(58)	1,038	(12)	4,359	(70)
Mortgage-backed	-	-	10	(4)	10	(4)
Total debt securities	88,850	(405)	20,056	(353)	108,906	(758)
Total equity securities	6,221	(710)	5,055	(2,070)	11,276	(2,780)
Total investments	$95,071	$(1,115)	$25,111	$(2,423)	$120,182	$(3,538)

	As of December 31, 2020
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$—	$—	$—	$—
Corporate bonds	7,801	(186)	3,556	(198)	11,357	(384)
Corporate bank loans	45,233	(559)	4,144	(312)	49,377	(871)
Municipal bonds	2,859	(33)	1,154	(17)	4,013	(50)
Mortgage-backed	635	(25)	14	(4)	649	(29)
Total debt securities	56,528	(803)	8,868	(531)	65,396	(1,334)
Total equity securities	9,572	(1,610)	1,848	(1,638)	11,420	(3,248)
Total investments	$66,100	$(2,413)	$10,716	$(2,169)	$76,816	$(4,582)

We held a total of 100 debt securities with an unrealized loss, of which 74 were in an unrealized loss position for less than one year and 26 were in an unrealized loss position for a period of one year or greater, as of December 31, 2021. We held a total of 81 debt securities with an unrealized loss, of which 64 were in an unrealized loss position for less than one year and 17 were in an unrealized loss position for a period of one year or greater, as of December 31, 2020. We held a total of 14 equity securities with an unrealized loss, of which ten were in an unrealized loss position for less than one year and four were in an unrealized loss position for a period of one year or greater, as of December 31, 2021. We held a total of 13 equity securities with an unrealized loss, of which six were in an unrealized loss position for less than one year and seven were in an unrealized loss position for a period of one year or greater, as of December 31, 2020. We consider these losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at December 31, 2021 were due predominately to normal market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We did not recognize an impairment loss during 2021. We recognized $1.7 million of other-than-temporary impairment on debt securities during 2020.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.  During 2021 we did not dispose of any previously impaired securities.  During 2020 we disposed of one previously impaired security and recognized no gain or loss on disposal.

Equity Investments: Equity investments that are not consolidated or accounted for under the equity method of accounting are measured at fair value with changes in fair value recognized in net income each reporting period.  Equity securities with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at December 31, 2021 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$105,045	$106,047
Due after one year through five years	108,438	109,195
Due after five years through ten years	65,005	64,926
Due after ten years	7,857	8,050
Mortgage-backed	1,830	1,855
	$288,175	$290,073

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $30.0 million at December 31, 2021 and a carrying value of $29.7 million at December 31, 2020.

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

Level 2 investment securities include corporate bonds, corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. We have not adjusted any prices received from third party pricing services. There were no transfers between Level 1 and Level 2 securities during 2021 or 2020.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020 (in thousands).

	As of December 31, 2021
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$62,984	$—	$62,984
Corporate bonds	—	105,234	347	105,581
Corporate bank loans	—	81,189	—	81,189
Municipal bonds	—	38,464	—	38,464
Mortgage-backed	—	1,855	—	1,855
Total debt securities	—	289,726	347	290,073
Total equity securities	48,695	—	—	48,695
Total investments	$48,695	$289,726	$347	$338,768

	As of December 31, 2020
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$179,746	$—	$179,746
Corporate bonds	—	219,020	348	219,368
Corporate bank loans	—	52,782	—	52,782
Municipal bonds	—	50,539	—	50,539
Mortgage-backed	—	4,844	—	4,844
Total debt securities	—	506,931	348	507,279
Total equity securities	29,388	—	—	29,388
Total investments	$29,388	$506,931	$348	$536,667

Due to significant unobservable inputs into the valuation model for one corporate bond as of December 31, 2021 and 2020, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond classified as level 3 in 2021 and 2020 is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021 and 2020 (in thousands).

	2021	2020
Beginning balance as of January 1	$348	$339
Sales	—	—
Settlements	—	—
Purchases	—	—
Issuances	—	—
Total realized/unrealized gains included in net income	—	—
Net gain included in other comprehensive income	(1)	9
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance as of December 31	$347	$348

There were no transfers into or out of Level 3 during the years ended December 31, 2021 or 2020.  We account for transfers as they occur.

4.	Acquisitions, Goodwill and Intangible Assets:

Goodwill is tested for impairment at the reporting unit level (business unit or one level below a business unit) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For purposes of evaluating goodwill for impairment, we have determined that our reporting units are the same as our business units except for the E&S Casualty and Aerospace & Programs business units for which reporting units are at the component level (“one level below”). Our consolidated balance sheet as of December 31, 2019 included goodwill of acquired businesses of $44.7 million that was assigned to our business units as follows: Commercial Accounts business unit - $2.1 million; Commercial Auto business units - $21.3 million; E&S Casualty business unit - $6.3 million (comprised of $2.6 million for the primary/excess liability and public entity component and $3.7 million for the E&S package component); Aerospace & Programs business unit- $9.7 million (comprised entirely of the general aviation component); and Specialty Personal Lines business unit - $5.3 million. This amount had been recorded as a result of prior business acquisitions accounted for under the acquisition method of accounting. Under ASC 350, “Intangibles- Goodwill and Other,” goodwill is tested for impairment annually.  In connection with our normal process for evaluating impairment triggering events, during the first quarter of 2020 we determined that a significant decline in  our market capitalization below our stockholders’ equity indicated the impairment of goodwill and indefinite-lived intangible assets included in our balance sheet.  As a result, we took a $44.7 million charge to goodwill and a $1.3 million charge to indefinite-lived intangible assets during the first quarter of 2020.  As a result, as of December 31, 2021 there was no goodwill or indefinite-lived intangibles reported on our consolidated balance sheets.

We have obtained various intangible assets from several acquisitions. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31
	2021	2020
Gross Carrying Amount:
Customer/agent relationships	$32,177	$32,177
Tradename	3,440	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	4,235	4,235
Insurance licenses	—	—
Total gross carrying amount	43,084	43,084

Accumulated Amortization:
Customer/agent relationships	(31,443)	(30,990)
Tradename	(3,355)	(3,305)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(4,235)	(4,235)
Total accumulated amortization	(42,265)	(41,762)
Total net carrying amount	$819	$1,322

We amortize definite-lived intangible assets straight line over their respective lives. The estimated aggregate amortization expense for definite-lived intangible assets for the next five years is as follows (in thousands):

2022	$501
2023	$318
2024	$—
2025	$—
2026	$—

The weighted average amortization period for definite-lived intangible assets by major class is as follows:

Years
Tradename	15
Customer/ agent relationships	15
Management agreement	4
Non-compete agreements	5

The aggregate weighted average period to amortize these assets is approximately 13 years.

5.	Other Assets:

The following table details our other assets as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Profit sharing commission receivable	$467	$26
Accrued investment income	1,790	2,928
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	8,299	9,222
Right of use asset	13,211	13,986
Other assets	284	149
	$25,753	$28,013

6.	Reserves for Losses and Loss Adjustment Expenses:

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2021	2020
Balance at January 1	$789,768	$620,355
Less reinsurance recoverable	357,200	274,275
Net balance at January 1	432,568	346,080

Incurred related to:
Current year	269,204	326,919
Retroactive loss portfolio transfer	—	21,700
Prior years	6,040	58,288
Total incurred	275,244	406,907

Paid related to:
Current year	101,475	113,312
Retroactive loss portfolio transfer	—	21,700
Prior years	177,571	185,407
Total paid	279,046	320,419

Net balance at December 31	428,766	432,568
Plus reinsurance recoverable	387,915	357,200
Balance at December 31	$816,681	$789,768

The $6.0 million unfavorable net development and $58.3 million unfavorable net development in prior accident years recognized in 2021 and 2020, respectively, represent changes in our loss reserve estimates.  In 2021 and 2020, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. The unfavorable prior year reserve development during the twelve months ended December 31, 2021 was primarily driven by our general liability lines within our E&S Casualty business unit and our Standard Commercial Segment, as well as our personal automobile liability line in our Specialty Personal Lines business unit. The unfavorable prior year reserve development during the twelve months ended December 31, 2020 was primarily driven by the continued emergence of increased frequency and severity trends in our primary commercial automobile lines of business within our Commercial Auto business unit, which was representative of industry trends, as well as unfavorable development in our general liability lines within our E&S Casualty business unit and our Standard Commercial Segment, as well as our personal automobile liability line in our Specialty Personal Lines business unit.  Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	December 31,
	2021	2020
Specialty Commercial Segment	$2,670	$45,808
Standard Commercial Segment	(1,521)	3,357
Personal Segment	4,891	9,123
Corporate	—	—
Total unfavorable net prior year development	$6,040	$58,288

The following describes the primary factors behind each segment’s prior accident year loss reserve development for the years ended December 31, 2021 and 2020:

Year ended December 31, 2021:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net favorable development in the 2020 and 2019 accident years primarily in the commercial automobile liability line of business, partially offset by unfavorable development primarily in the commercial automobile line of business in the 2018 and prior accident years. Our E&S Casualty business unit experienced net unfavorable development primarily in our general liability line of business, in the 2019 and prior accident years, partially offset by favorable development in the 2020 accident year. We experienced net unfavorable development in our E&S Property and Aerospace & Programs business units, partially offset by net favorable development in our Professional Liability.
●	Standard Commercial Segment. Our Commercial Accounts business operating unit experienced net unfavorable development in the 2019, 2018, 2017 and 2014 and prior accident years primarily in the general liability and commercial auto lines of business, partially offset by net favorable development primarily in the commercial property and commercial automobile liability lines of business in the 2020, 2016 and 2015 accident years and net unfavorable development primarily in the 2014 and prior accident years in the occupational accident line of business. Our former Workers Compensation operating unit experienced net favorable development primarily in the 2014 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2020 and prior accidents years.

Year ended December 31, 2020:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2018 and prior accident years primarily in the commercial automobile liability line of business, partially offset by favorable development primarily in the commercial automobile line of business in the 2019 accident year. Our E&S Casualty business unit experienced net unfavorable development primarily in our E&S package insurance products in the 2018 and prior accident years, partially offset by favorable development in the 2019 accident year. We experienced net favorable development in our E&S Property and Aerospace & Programs business units, partially offset by net unfavorable development in our Professional Liability.
●	Standard Commercial Segment. Our Commercial Accounts business operating unit experienced net unfavorable development in the 2018 and prior accident years primarily in the general liability line of business, partially offset by net favorable development primarily in the commercial property and commercial automobile liability lines of business in the 2019 accident year and net favorable development primarily in the 2017 accident year in the occupational accident line of business. Our former Workers Compensation operating unit experienced net favorable development primarily in the 2014 and prior accident years.

●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was mostly attributable to the 2018, 2016, 2014 and 2012 and prior accidents years, partially offset by favorable development in the 2017, 2015 and 2013 accident years.

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

Methodology for Determining Cumulative Number of Reported Claims

A claim file is created when the Company is notified of an actual demand for payment, notified of an event that may lead to a demand for payment or it is determined that a demand for payment could possibly lead to a future demand for payment on another coverage on the same policy or on another policy. The cumulative number of reported claims is predominately measured at the claim level for our Commercial Accounts, Aviation, Personal, Primary Commercial Auto Liability, and certain Programs lines of business and at a coverage level by occurrence for our other lines of business. The Company does not generate claim counts for ceded business.

Incurred & Paid Claims Development Disclosures

The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance for our primary lines of business with similar claims duration periods. The incurred and paid losses by accident year information is presented for all lines of business with similar claim duration periods in the below tables. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2021 ($ in thousands):

Commercial Auto Liability

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$60,844	$69,628	$68,225	$71,515	$73,153	$75,464	$75,657	$76,333	$75,907	$75,910	$(25)	3,646
2013		93,692	86,902	90,726	96,974	102,031	103,379	103,571	105,448	105,402	(147)	4,695
2014			102,053	93,187	99,280	106,138	113,357	116,373	120,417	120,705	(1,742)	5,259
2015				106,133	106,608	125,161	133,574	135,774	141,197	141,222	376	5,923
2016					111,913	115,044	121,714	137,690	140,794	141,739	(217)	6,126
2017						125,315	119,583	148,563	154,993	156,528	(1,301)	6,276
2018							119,070	118,334	110,052	114,281	9,449	5,299
2019								118,351	128,652	125,815	17,576	3,972
2020									101,568	100,430	29,443	3,064
2021										45,927	32,756	2,075
									Total	$1,127,961

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$12,859	$30,046	$46,510	$59,883	$69,026	$72,907	$75,190	$75,039	$75,893	$75,763
2013		13,333	40,670	63,255	83,184	93,554	101,146	106,894	105,194	105,194
2014			17,145	43,078	67,410	88,823	107,912	112,617	121,683	121,964
2015				18,108	48,239	95,056	123,668	141,678	139,605	139,681
2016					19,788	53,398	106,707	129,761	133,918	135,247
2017						22,578	77,884	133,880	143,791	141,545
2018							26,101	49,912	86,894	101,502
2019								16,812	61,332	78,955
2020									14,491	37,308
2021										1,663
									Total	$938,823
				All outstanding liabilities before 2012, net of reinsurance						1,069
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$190,207

Casualty

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$13,020	$11,301	$13,098	$12,230	$13,330	$12,390	$11,852	$12,944	$13,400	$13,145	$(454)	752
2013		13,379	12,002	12,384	12,792	12,874	12,205	13,330	13,274	13,370	(502)	810
2014			15,590	14,007	12,034	11,663	11,676	13,167	13,140	12,989	(524)	950
2015				17,362	16,746	15,046	15,266	15,945	16,931	18,542	157	1,033
2016					16,039	16,513	16,927	18,625	17,508	16,819	(1,083)	1,061
2017						17,845	15,751	20,360	18,023	21,362	1,113	1,656
2018							23,056	24,590	23,856	23,055	(5,305)	2,251
2019								34,610	43,426	47,496	3,220	2,938
2020									62,464	60,706	16,107	7,503
2021										54,385	26,649	6,195
									Total	$281,868

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,337	$2,666	$6,096	$8,037	$10,255	$10,938	$11,357	$12,572	$12,725	$13,038
2013		1,331	3,190	5,461	9,212	11,134	11,866	12,255	12,478	12,972
2014			1,829	4,196	5,499	8,075	11,327	12,365	13,003	13,189
2015				1,420	4,133	8,258	13,553	16,158	15,729	16,573
2016					1,753	5,672	11,269	16,442	17,111	17,848
2017						2,900	5,884	11,268	16,264	19,633
2018							2,708	8,027	15,363	22,898
2019								2,526	17,177	32,705
2020									6,176	24,029
2021										6,892
									Total	$179,778
				All outstanding liabilities before 2012, net of reinsurance						1,910
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$104,001

Commercial Accounts

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$47,194	$48,085	$44,625	$42,632	$41,451	$40,350	$38,669	$38,669	$39,462	$39,626	$208	2,712
2013		46,413	47,385	46,990	43,917	42,822	39,567	40,211	40,141	40,562	178	2,809
2014			46,280	46,470	43,806	43,806	43,673	42,463	42,503	42,645	201	2,742
2015				40,966	42,580	41,429	38,385	39,287	39,206	38,677	512	2,579
2016					43,327	43,449	41,983	43,111	45,267	43,883	795	2,548
2017						40,943	42,704	43,579	44,732	45,815	1,259	2,745
2018							42,898	41,290	44,590	47,007	2,920	2,606
2019								37,984	34,616	36,044	2,867	2,754
2020									40,356	35,879	8,597	2,793
2021										46,529	21,462	2,539
									Total	$416,667

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$22,264	$30,096	$32,378	$34,597	$35,943	$37,808	$38,044	$38,211	$38,518	$39,108
2013		19,386	29,586	33,927	36,225	37,947	38,892	39,329	39,560	40,210
2014			21,322	31,150	33,544	36,775	39,185	41,162	41,658	41,863
2015				16,557	28,501	30,974	35,238	35,611	37,135	37,886
2016					19,776	29,456	35,035	39,417	40,828	42,819
2017						16,644	28,813	36,650	41,631	42,707
2018							19,233	29,381	33,546	40,163
2019								17,490	26,233	30,407
2020									13,942	23,914
2021										18,695
									Total	$357,772
				All outstanding liabilities before 2012, net of reinsurance						1,616
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$60,511

Aviation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$10,988	$10,738	$10,353	$10,336	$10,024	$10,021	$9,941	$9,941	$9,446	$10,040	$—	229
2013		10,236	11,304	10,295	9,563	10,057	10,649	10,252	10,297	10,254	—	231
2014			3,179	3,654	3,627	3,558	3,566	3,567	3,567	3,567	—	201
2015				1,870	1,709	1,643	1,631	1,630	1,635	1,635	—	198
2016					2,330	2,241	2,119	2,219	2,220	2,082	—	292
2017						2,325	2,082	2,079	2,178	2,150	—	320
2018							2,382	1,990	2,565	2,446	31	338
2019								5,246	4,525	3,580	70	305
2020									3,487	1,198	246	289
2021										3,562	1,866	194
									Total	$40,514

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$5,641	$8,486	$9,672	$10,049	$10,041	$10,041	$10,041	$9,941	$9,446	$10,040
2013		6,537	9,493	9,584	9,356	9,944	10,456	10,242	10,281	10,239
2014			2,779	3,105	3,259	3,327	3,565	3,567	3,567	3,567
2015				958	1,405	1,520	1,601	1,630	1,634	1,633
2016					1,469	1,907	1,918	2,082	2,216	2,082
2017						1,260	1,837	2,021	2,054	2,149
2018							1,716	2,237	2,368	2,282
2019								2,911	3,787	3,139
2020									2,120	693
2021										1,414
									Total	$37,238
				All outstanding liabilities before 2012, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$3,276

Runoff

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$4,804	$4,469	$3,597	$3,358	$2,821	$2,636	$2,752	$2,752	$2,773	$2,773	$91	714
2013		9,069	10,143	9,713	9,257	9,257	9,472	9,486	9,483	9,470	237	1,337
2014			9,208	9,338	9,762	10,076	10,452	10,463	10,292	10,127	431	1,027
2015				8,605	7,277	8,624	8,892	8,420	8,526	8,508	164	822
2016					3,553	4,733	4,365	4,416	4,425	4,425	—	462
2017						450	465	415	403	368	10	66
2018							—	—	—	—	—	—
2019								—	—	—	—	—
2020									—	—	—	—
2021										—	—	—
									Total	$35,671

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,181	$2,107	$2,411	$2,594	$2,583	$2,600	$2,602	$2,675	$2,675	$2,675
2013		3,737	6,825	7,882	8,350	8,809	8,961	9,010	9,050	9,070
2014			2,933	5,972	7,970	9,004	9,210	9,323	9,487	9,571
2015				2,528	5,744	7,328	8,049	8,495	8,512	8,542
2016					1,732	2,550	3,743	4,418	4,425	4,425
2017						111	171	203	282	358
2018							—	—	—	—
2019								—	—	—
2020									—	—
2021										—
									Total	$34,641
				All outstanding liabilities before 2012, net of reinsurance						723
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$1,753

Programs

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$3,001	$2,045	$2,045	$3,885	$2,045	$2,045	$2,045	$2,045	$2,045	$2,045	$—	3
2013		1,595	2,543	1,561	2,076	2,302	2,302	2,302	2,302	2,302	—	2
2014			1,623	666	2,039	1,575	1,575	1,575	1,575	1,575	—	5
2015				1,683	1,629	752	752	752	752	752	—	2
2016					478	1,200	1,178	1,178	1,178	1,178	—	1
2017						955	1,775	1,801	1,982	1,982	7	66
2018							3,598	4,368	4,222	4,222	42	795
2019								5,407	9,150	9,078	673	1,060
2020									6,737	7,107	848	880
2021										7,620	3,322	593
									Total	$37,861

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$2,045	$2,045	$2,045	$2,045	$2,045	$2,045	$2,045	$2,045	$2,045	$2,045
2013		1,489	1,561	1,561	2,076	2,302	2,302	2,302	2,302	2,302
2014			758	1,502	1,575	1,575	1,575	1,575	1,575	1,575
2015				1,515	1,629	752	752	752	752	752
2016					1,139	1,139	1,178	1,178	1,178	1,178
2017						36	1,556	1,551	1,967	1,967
2018							911	1,290	3,778	4,030
2019								4,501	7,794	8,174
2020									2,908	5,563
2021										2,867
									Total	$30,453
				All outstanding liabilities before 2012, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$7,408

Personal Segment

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$58,604	$73,795	$70,552	$71,513	$72,042	$72,037	$72,076	$72,100	$72,123	$72,128	$—	23,940
2013		55,706	59,132	60,100	60,211	60,379	60,328	60,310	60,286	60,299	—	23,472
2014			5,452	5,340	6,243	6,699	6,504	6,518	6,578	6,580	—	19,293
2015				23,104	25,682	25,307	25,136	25,102	25,185	25,194	—	23,376
2016					32,260	32,893	32,728	32,803	33,042	33,193	—	23,759
2017						23,342	21,968	21,926	22,547	22,768	—	16,818
2018							18,334	18,353	19,972	20,139	18	15,332
2019								56,009	63,722	64,677	(770)	25,728
2020									47,938	50,820	404	18,429
2021										45,295	7,690	14,671
									Total	$401,093

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$37,860	$64,278	$68,849	$70,807	$71,995	$72,055	$72,094	$72,124	$72,138	$72,146
2013		45,901	54,514	58,047	59,775	60,277	60,297	60,279	60,279	60,291
2014			2,515	4,418	5,631	6,428	6,566	6,580	6,583	6,585
2015				11,570	22,281	24,262	25,243	25,098	25,169	25,191
2016					21,669	30,646	32,260	32,777	32,991	33,141
2017						15,776	21,061	21,972	22,488	22,762
2018							11,137	18,009	19,628	19,983
2019								41,524	60,870	64,885
2020									32,746	48,281
2021										30,435
									Total	$383,700
				All outstanding liabilities before 2012, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$17,393

Property

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,											Reported
Accident	Unaudited										IBNR	Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$18,518	$17,541	$18,119	$17,743	$17,768	$18,005	$17,974	$17,963	$17,963	$17,963	$—	1,629
2013		21,644	22,363	22,264	22,578	22,914	22,936	22,935	22,935	22,935	—	1,893
2014			22,551	21,950	21,862	21,793	21,852	21,876	21,932	21,932	—	2,037
2015				20,256	19,919	20,014	20,091	20,202	20,107	20,107	—	1,993
2016					20,734	22,838	22,632	22,789	22,781	22,786	—	2,031
2017						24,182	23,003	24,490	24,287	24,369	—	2,009
2018							22,822	18,694	19,611	19,680	(98)	1,078
2019								20,214	20,984	20,924	(23)	1,239
2020									41,487	38,472	1,359	1,518
2021										34,626	9,692	1,265
									Total	$243,794

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$15,773	$17,679	$17,743	$17,666	$17,693	$17,978	$17,974	$17,963	$17,963	$17,963
2013		17,785	21,452	21,864	22,197	22,826	22,936	22,935	22,935	22,933
2014			19,586	21,749	21,778	21,849	21,911	21,955	22,013	22,000
2015				17,513	19,500	19,928	20,134	19,953	19,965	19,960
2016					17,248	22,500	22,613	22,789	22,781	22,786
2017						18,703	22,059	23,821	24,179	24,187
2018							10,923	16,914	18,138	19,006
2019								11,344	18,895	19,658
2020									18,215	29,003
2021										12,790
									Total	$210,286
				All outstanding liabilities before 2012, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$33,508

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows (in thousands):

	2021	2020
Net outstanding liabilities for losses and LAE

Commercial Auto Liability	$190,207	$218,999
Casualty	104,001	97,302
Commercial Accounts	60,511	59,603
Aviation	3,276	2,448
Runoff	1,753	2,226
Programs	7,408	5,644
Personal Segment	17,393	18,597
Property	33,508	27,002
Liabilities for unpaid losses and allocated loss adjustment expenses, net of reinsurance	418,057	431,821

Reinsurance recoverable on unpaid losses and LAE
Commercial Auto Liability	85,398	91,040
Casualty	141,746	122,341
Commercial Accounts	27,464	20,464
Aviation	13,385	10,143
Runoff	1,155	1,184
Programs	236	968
Personal Segment	1,707	5,613
Property	116,824	97,832
Total reinsurance recoverable on unpaid losses and LAE	387,915	349,585

Unallocated loss adjustment expenses
Commercial Auto Liability	1,589	1,850
Casualty	3,694	1,681
Commercial Accounts	2,448	2,643
Aviation	99	104
Runoff	170	170
Programs	91	61
Personal Segment	1,625	1,250
Property	993	603
Total unallocated loss adjustment expenses	10,709	8,362
Total reserves for unpaid losses and loss adjustment expenses	$816,681	$789,768

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2021:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Unaudited
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial Auto Liability	15.3%	25.7%	25.5%	16.6%	9.0%	4.5%	2.3%	0.8%	0.3%	—%
Casualty	9.4%	17.8%	20.5%	23.1%	14.9%	4.9%	3.6%	3.0%	2.0%	0.8%
Commercial Accounts	41.0%	23.8%	10.2%	8.2%	6.0%	3.8%	2.5%	2.0%	1.5%	1.0%
Aviation	77.9%	8.3%	2.7%	4.5%	3.0%	1.6%	1.1%	0.7%	0.2%	—%
Runoff	33.5%	31.1%	16.1%	9.0%	3.3%	1.9%	1.5%	1.3%	1.2%	1.1%
Programs	44.6%	36.9%	13.9%	4.6%	—%	—%	—%	—%	—%	—%
Personal Segment	62.1%	25.5%	7.4%	3.7%	0.9%	0.4%	—%	—%	—%	—%
Property	64.7%	27.5%	4.1%	2.1%	1.0%	0.5%	0.1%	—%	—%	—%
(1)	The average annual percentage payout is calculated from a paid losses and ALAE development pattern based on an actuarial analysis of the paid losses and ALAE movements by accident year for each disaggregation category. The paid losses and ALAE development pattern provides the expected percentage of ultimate losses and ALAE to be paid in each year. The pattern considers all accident years included in the claims development tables.

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2021 and 2020 were with reinsurers that had an A.M. Best rating of “A-r” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for the last two years (in thousands):

	2021	2020
Premium Written :
Direct	$643,957	$734,800
Assumed	9,797	8,568
Ceded	(313,830)	(315,036)
Net premiums written	$339,924	$428,332

Premium Earned:
Direct	$679,504	$803,034
Assumed	10,629	8,454
Ceded	(310,843)	(339,587)
Net premiums earned	$379,290	$471,901

Reinsurance recoveries	$301,208	$254,882

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $77.4 million and $55.6 million as of December 31, 2021 and 2020, respectively.

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

Pursuant to the LPT Contract, (a) the Hallmark Insurers ceded to the Reinsurers all existing and future claims for losses occurring on or prior to December 31, 2019 on the binding primary commercial automobile liability insurance policies and the brokerage primary commercial automobile liability insurance policies issued by the Hallmark Insurers (the “Subject Business”) up to an aggregate limit of $240.0 million, with (i) the first layer of $151.2 million in reinsurance provided by DARAG Bermuda, (ii) the Hallmark Insurers retaining a loss corridor of the next $24.9 million in losses on the Subject Business, (iii) DARAG Bermuda reinsuring a second layer of $27.8 million above the first layer and the Hallmark Insurers’ loss corridor, and (iv) DARAG Guernsey reinsuring the top layer of $36.1 million in losses on the Subject Business, in each case net of third-party reinsurance and other recoveries; (b) the Hallmark Insurers will continue to manage and retain the benefit of other third-party reinsurance on the Subject Business; and (c) the Hallmark Insurers paid the Reinsurers a net reinsurance premium of $92.6  million.  In connection with the closing, the parties also entered into a Services Agreement and a Trust Agreement. Pursuant to the Services Agreement, DARAG Bermuda assumed responsibility for certain administrative services, including claims handling, for the Subject Business.  Pursuant to the Trust Agreement, the Reinsurers made initial cash deposits in the aggregate amount of $96.7 million into collateral trust accounts with The Bank of New York Mellon, as trustee, to be held as security for the Reinsurers’ obligations to the Hallmark Insurers under the LPT Contract. The Reinsurers and the Hallmark Insurers have agreed to submit to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  (See Note 17.)

As of December 31, 2021, the ultimate incurred losses from the subject business were $220.1 million or $44.0.million in excess of the Hallmark Insurers’ loss corridor.  Our reinsurance recoverables of $550.0 million include $49.0 million related to the LPT as of December 31, 2021.

8.Senior Unsecured Notes:

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029. Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020. The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements. At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments. The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 38% as of December 31, 2021.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at December 31, 2021	3.45%	3.10%

10.	Segment Information:

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

The following is additional business segment information for the twelve months ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Revenues
Specialty Commercial Segment	$252,368	$340,515
Standard Commercial Segment	71,295	69,819
Personal Segment	73,969	84,730
Corporate	7,071	(26,216)
Consolidated	$404,703	$468,848

Depreciation and Amortization Expense
Specialty Commercial Segment	$1,592	$3,287
Standard Commercial Segment	541	611
Personal Segment	464	1,024
Corporate	833	832
Consolidated	$3,430	$5,754

Interest Expense
Specialty Commercial Segment	$—	$—
Standard Commercial Segment	—	—
Personal Segment	—	—
Corporate	4,993	5,326
Consolidated	$4,993	$5,326

Tax Expense (Benefit)
Specialty Commercial Segment	$7,133	$(122)
Standard Commercial Segment	(7)	(599)
Personal Segment	(2,157)	(2,038)
Corporate	(2,478)	(18,658)
Consolidated	$2,491	$(21,417)

Pre-tax income (loss)
Specialty Commercial Segment	$32,915	$(7,752)
Standard Commercial Segment	(30)	(3,039)
Personal Segment	(9,955)	(10,338)
Corporate	(11,435)	(94,639)
Consolidated	$11,495	$(115,768)

The following is additional business segment information as of the following dates (in thousands):

	December 31,	December 31,
Assets:	2021	2020
Specialty Commercial Segment	$1,163,947	$1,116,137
Standard Commercial Segment	194,594	183,689
Personal Segment	128,165	133,310
Corporate	66,892	63,581
Consolidated	$1,553,598	$1,496,717

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2021	2020
Numerator for both basic and diluted earnings per share:
Net income (loss)	$9,004	$(94,351)

Denominator, basic shares	18,164	18,137
Effect of dilutive securities:
Stock-based compensation awards	—	—
Denominator, diluted shares	18,164	18,137

Basic earnings (loss) per share:	$0.50	$(5.20)

Diluted earnings (loss) per share:	$0.50	$(5.20)

We had no shares of common stock potentially issuable upon exercise of employee stock options for year ended December 31, 2021. We had 14,157 shares of common stock potentially issuable upon exercise of employee stock options for year ended December 31, 2020, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  These instruments, to the extent not previously cancelled or exercised, expired in 2021.

12.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is unrestricted for the payment of dividends by Hallmark to its shareholders was $19.8 million as of December 31, 2021.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2021, the aggregate ordinary dividend capacity of these subsidiaries is $32.0 million, of which $22.7 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2021 and 2020 our insurance company subsidiaries paid $3.0 million and $12.0 million, respectively, in dividends to Hallmark. The total restricted net assets of our insurance company subsidiaries as of December 31, 2021, was $155.8 million.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Our insurance subsidiaries paid $15.5 million in management fees to Hallmark and our non-insurance subsidiaries during 2021. Our insurance subsidiaries paid $4.2 million in management fees to Hallmark and our non-insurance company subsidiaries during 2020.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus.  As of December 31, 2021 and 2020, our insurance company subsidiaries reported statutory capital and surplus of $232.3 million and $211.6 million, respectively, substantially greater than the minimum requirements for each state.  For the year ended December 31, 2021, our insurance company subsidiaries reported statutory net income of $22.0 million. For the year ended December 31, 2020, our insurance company subsidiaries reported a statutory net loss of ($10.1) million.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2021, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries substantially exceeded the minimum requirements.

13.	Share-based Payment Arrangements:

Our 2005 Long Term Incentive Plan (“2005 LTIP”) is a stock compensation plan for key employees and non-employee directors that was initially approved by the shareholders on May 26, 2005 and expired by its terms on May 27, 2015.  As of December 31, 2021, there were no outstanding incentive stock options and outstanding non-qualified stock options to purchase 14,157 shares of our common stock. The exercise price of all such outstanding stock options is equal to the fair market value of our common stock on the date of grant.

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP. As of December 31, 2021, restricted stock units representing the right to receive up to 872,532 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of December 31, 2021.

Stock Options:

Non-qualified stock options outstanding under the 2005 LTIP  vest 100% six months after the date of grant and terminate ten years from the date of grant.  The grant of 200,000 non-qualified stock options in 2009 vested in equal annual increments on each of the first seven anniversary dates and was fully exercised prior to termination in 2019.

A summary of the status of our stock options as of December 31, 2021 and changes during the year then ended is presented below:

			Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000)
Outstanding at January 1, 2021	14,157	$6.99
Granted	—	—
Exercised	—	$—
Forfeited or expired	(14,157)	$6.99
Outstanding at December 31, 2021	—	$—	—	$—
Exercisable at December 31, 2021	—	$—	—	$—

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

As of December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options granted under our plans which is expected to be recognized in the future.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of Hallmark’s and similar companies’ common stock for a period equal to the expected term. The risk-free interest rates for periods within the contractual term of the options are based on rates for U.S. Treasury Notes with maturity dates corresponding to the options expected lives on the dates of grant. Expected term is determined based on the simplified method as we do not have sufficient historical exercise data to provide a basis for estimating the expected term. There were no stock options granted during 2021 or 2020.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions.  Restricted stock units vest and, shares of common stock become issuable either on March 31 of the third calendar year following the year of grant if performance criteria have been satisfied for grants issued prior to 2021.  Restricted stock units awarded under the 2015 LTIP granted during 2021 cumulatively vest up to 50%, 80% and 100% and, shares of common stock become issuable on March 31 of the third, fourth and fifth calendar years, respectively, following the year of grant if performance criteria have been satisfied.

The performance criteria for the restricted stock units vary based on the grantee.  The number of shares of common stock to be received ranged from 50% to 150% of the number of restricted stock units granted based on achievement of the performance criteria.  Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions to our common stockholders, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement.  Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share,” and are not included in the calculation of basic or diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2017, 2018, 2019 and 2021 was $10.20, $10.87, $18.10 and $4.21 per unit, respectively.  We incurred compensation expense (benefit) of $228 thousand and ($400) thousand related to restricted stock units during the years ended December 31, 2021 and 2020.  We recorded income tax benefit (expense) of $48 thousand and ($84) thousand related to restricted stock units during the years ended December 31, 2021 and 2020.

The following table details the status of our restricted stock units as of and for the years ended December 31, 2021 and 2020:

	Number of Restricted Stock Units
	2021	2020
Nonvested at January 1	228,827	353,491
Granted	523,757	—
Vested	(30,309)	(19,065)
Forfeited	(140,586)	(105,599)
Nonvested at December 31	581,689	228,827

As of December 31, 2021, there was $2.3 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $1.5 million of compensation cost related to unvested restricted stock units, of which $0.6 million is expected to be recognized in 2022, $0.5 million in 2023, $0.3 million in 2024, $0.1 million in 2025 and $14 thousand is expected to be recognized in 2026.

14.	Retirement Plans:

Certain employees of the Standard Commercial Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the year ending December 31, 2021 and 2020  (in thousands) using a measurement date of December 31.

	2021	2020
Assumptions (end of period):
Discount rate used in determining benefit obligation	2.52%	2.12%
Rate of compensation increase	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(12,400)	$(13,252)

Projected benefit obligation	$(12,400)	$(13,252)
Fair value of plan assets	12,226	11,393
Funded status	$(174)	$(1,859)

Net actuarial loss	(3,253)	(4,672)
Accumulated other comprehensive loss	(3,253)	(4,672)
Prepaid pension cost	3,079	2,813
Net amount recognized as of December 31	$(174)	$(1,859)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$13,252	$12,376
Interest cost	271	355
Actuarial liability loss	(284)	1,352
Benefits paid	(839)	(831)
Benefit obligation as of end of period	$12,400	$13,252

Change in plan assets:
Fair value of plan assets as of beginning of period	$11,393	$10,988
Actual return on plan assets (net of expenses)	1,672	1,236
Employer contributions	—	—
Benefits paid	(839)	(831)
Fair value of plan assets as of end of period	$12,226	$11,393

Net periodic pension cost:
Service cost - benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	271	355
Expected return on plan assets	(709)	(684)
Recognized actuarial loss	173	138
Net periodic pension cost	$(265)	$(191)

Discount rate	2.12%	2.98%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A

Estimated future benefit payments by fiscal year (in thousands):

2022	$884
2023	$872
2024	$869
2025	$849
2026	$835
2026-2030	$3,765

As of December 31, 2021, the fair value of the plan assets was composed of cash and cash equivalents of $0.4 million, debt securities of $3.0 million and equity securities of $8.8 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2021. To develop the discount rate used in determining the benefit obligation we used the USI Yield Curve at the measurement date to match the timing and amounts of projected future benefits.  A corridor approach is used to amortize actuarial gains and losses.  We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We expect that we will not be required to make a contribution to the defined benefit cash balance plan during 2022. We expect our 2022 periodic pension cost to be $(357) thousand, the components of which are interest cost of $300 thousand, expected return on plan assets of ($764) thousand and amortization of actuarial loss of $107 thousand.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2021 and 2020.

	December 31
	2021	2020
Asset Category:
Debt securities	24%	25%
Equity securities	72%	70%
Other	4%	5%
Total	100%	100%

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020 (in thousands).

	As of December 31, 2021
	Quoted Prices in Active	Other Observable
	Markets for Identical	Inputs	Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
Mutual funds	$2,991	$—	$—	$2,991
Equity securities	8,779	—	—	8,779
Total	$11,770	$—	$—	$11,770

	As of December 31, 2020
	Quoted Prices in Active
	Markets for Identical	Other Observable	Unobservable Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Debt securities	$—	$2,875	$—	$2,875
Equity securities	7,978	—	—	7,978
Total	$7,978	$2,875	$—	$10,853

Our plan assets also include cash and cash equivalents of $0.4 million and $0.5 million at December 31, 2021 and 2020, respectively, that are carried at cost which approximates fair value.

We also sponsor a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.2 million for the year ended December 31, 2021. We did not contribute during the year ended December 31, 2020.

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2021 and 2020, are as follows (in thousands):

	2021	2020
Deferred tax liabilities:
Deferred policy acquisition costs	$(1,431)	$(3,746)
Net unrealized holding gain on investments	(1,781)	(1,579)
Agency relationship	(5)	(11)
Intangible assets	—	—
Goodwill	—	—
Bond amortization	—	—
Fixed assets	(927)	(1,293)
Other	(167)	(343)
Total deferred tax liabilities	(4,311)	(6,972)

Deferred tax assets:
Unearned premiums	5,796	7,639
Amortization of non-compete agreements	—	—
Intangible assets	192	308
Pension liability	683	981
Net operating loss carry-forward	124	118
Unpaid loss and loss adjustment expense	5,375	4,688
Rent reserve	3	45
Bonus accrual	312	671
Deferred social security tax	178	356
Investment impairments	217	336
Other	337	554
Total deferred tax assets	13,217	15,696

Deferred federal income taxes, net	$8,906	$8,724

We concluded that no valuation allowance was necessary against our deferred tax assets as of December 31, 2021 and 2020.

A reconciliation of the income tax provisions based on the applicable statutory tax rate of 21% to the provisions reflected in the consolidated financial statements for the years ended December 31, 2021 and 2020, respectively, is as follows (in thousands):

	2021	2020
Computed expected income tax expense (benefit) at statutory tax rate	$2,414	$(22,884)
Meals and entertainment	34	28
Tax exempt interest	(234)	(300)
Dividends received deduction	(190)	(111)
Goodwill	—	7,410
State taxes (net of federal benefit)	208	223
Rate differential on NOL	—	(3,383)
True up	—	(2,369)
Other	259	(31)
Income tax expense (benefit)	$2,491	$(21,417)

Current income tax expense (benefit)	$2,297	$(14,904)
Deferred tax expense (benefit)	194	(6,513)
Income tax expense (benefit)	$2,491	$(21,417)

We have available, for federal income tax purposes, unused net operating loss carryforwards of $589 thousand at December 31, 2021. The Tax Cuts and Jobs Act of 2017 (“TCJA”) generally repealed the previous two year carry-back and 20 year carry-forward provision for net operating losses and adopted an indefinite carry-forward of net operating losses arising in tax years ending after December 31, 2017. However, the TCJA preserved present law for net operating losses of property/casualty insurance companies. Thus, our net operating losses may be carried-back two years and carried-forward 20 years.

The net operating losses will expire if unused, as follows (in thousands):

Year
2022	$—
2028	2
2029	25
2031	45
2032	77
2033	73
2034	59
2035	33
2036	50
2037	29
2038	40
2039	70
2040	60
2041	26
$589

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2017. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2021.

16. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2021	2020

Cash and cash equivalents	$352,867	$102,580
Restricted cash	3,810	5,728
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$356,677	$108,308

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020

Interest paid	$3,181	$4,860

Income taxes paid	$(4,177)	$653

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$1,326	$913

Payable for securities related to investment purchases	$3,280	$-

17.	Commitments and Contingencies:

The Reinsurers and the Hallmark Insurers have agreed to submit to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.   (See Note 7.)  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has not yet been constituted and no pleadings have been submitted.  However, based on prior negotiations, the Company expects the Reinsurers to seek rescission of the LPT Contract on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company also intends to pursue an arbitration award enforcing the terms of the LPT Contract and reimbursing the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers. Because the dispute is at an initial stage, we are unable at this time to provide an evaluation of the likelihood of an adverse outcome.

As of December 31, 2021 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during 2021 and 2020.

18.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2021 and 2020 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2020	$(3,239)	$3,927	$688
Other comprehensive income:
Change in net actuarial gain	(662)	—	(662)
Tax effect on change in net actuarial gain	139	—	139
Unrealized holding gains arising during the period	—	709	709
Tax effect on unrealized gains arising during the period	—	(149)	(149)
Reclassification adjustment for gains included in net realized gains	—	(433)	(433)
Tax effect on reclassification adjustment for gains included in income tax expense	—	91	91
Other comprehensive loss, net of tax	(523)	218	(305)

Balance at December 31, 2020	$(3,762)	$4,145	$383
Other comprehensive loss:
Change in net actuarial gain	1,419	—	1,419
Tax effect on change in net actuarial gain	(298)	—	(298)
Unrealized holding gains arising during the period	—	2,832	2,832
Tax effect on unrealized gains arising during the period	—	(595)	(595)
Reclassification adjustment for gains included in net realized gains	—	(6,046)	(6,046)
Tax effect on reclassification adjustment for gains included in income tax expense	—	1,270	1,270
Other comprehensive loss, net of tax	1,121	(2,539)	(1,418)
Balance at December 31, 2021	$(2,641)	$1,606	$(1,035)

19.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2021 and 2020.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2021 and 2020 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

20. Leases:

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 12 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the periods ended December 31, 2021 and 2020 are as follows (in thousands):

	Twelve Months Ended
	December 31,
	2021	2020

Operating lease cost	$2,147	$3,010

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,171	$2,473

Right-of-use assets obtained in exchange for new operating lease liabilities	$436	$—

We incurred $0.2 million and $19 thousand in short-term lease payments not included in our lease liability during the years ended December 31, 2021 and 2020, respectively.

The components of lease expense and other lease information as of and during the twelve month periods ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020

Operating lease right-of-use assets	$13,211	$13,986

Operating lease liabilities	$15,062	$15,862

Weighted-average remaining lease term - operating leases	11.4	10.2

Weighted-average discount rate - operating leases	6.22%	5.88%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 and December 31, 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020

2021	$—	$2,172
2022	2,171	2,171
2023	2,023	1,885
2024	2,216	1,940
2025	2,450	1,975
Thereafter	18,264	11,351
Total future minimum lease payments	$27,124	$21,494

Less imputed interest	$(12,062)	$(5,632)
Total operating lease liability	$15,062	$15,862

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2021 and 2020

(In thousands)

	2021	2020
ASSETS
Cash and cash equivalents	32,482	30,066
Investment in subsidiaries	239,832	247,839
Deferred federal income taxes	50	285
Federal income tax recoverable	9,028	12,506
Other assets	19,913	19,844
Total assets	$301,305	$310,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $746 in 2021 and $844 in 2020)	$49,254	$49,156
Subordinated debt securities (less unamortized debt issuance cost of $743 in 2021 and $795 in 2020)	55,959	55,907
Accounts payable and other accrued expenses	20,571	34,555
Total liabilities	125,784	139,618

Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2021 and in 2020	3,757	3,757
Additional paid-in capital	122,844	122,893
Retained earnings	74,703	68,915
Accumulated other comprehensive income	(1,035)	383
Treasury stock (2,700,364 shares in 2021 and 2,730,673 in 2020), at cost	(24,748)	(25,026)

Total stockholders’ equity	175,521	170,922
Total liabilities and stockholders’ equity	$301,305	$310,540

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

(In thousands)

	2021	2020
Investment income, net of expenses	$28	$20
Dividend income from subsidiaries	3,000	12,000
Net realized gains	—	744
Management fee income	31,714	22,844
Total revenues	34,742	35,608

Operating expenses	13,513	17,101
Interest expense	4,993	5,326

Total expenses	18,506	22,427

Income before equity in undistributed earnings of subsidiaries and income tax benefit	16,236	13,181

Income tax expense (benefit)	3,858	(5,592)

Income before equity in undistributed earnings of subsidiaries	12,378	18,773
Equity in undistributed share of loss in subsidiaries	(3,374)	(113,124)

Net income (loss)	$9,004	$(94,351)

Comprehensive income (loss)	$7,586	$(94,656)

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

(In thousands)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,004	$(94,351)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	832	835
Deferred income tax expense (benefit)	235	768
Net realized gains	—	(744)
Undistributed share of loss of subsidiaries	3,374	113,124
Change in current federal income tax payable (recoverable)	3,478	(6,602)
Change in all other liabilities	(27,254)	(17,851)
Change in all other assets	13,942	14,368
Net cash provided by operating activities	3,611	9,547

Cash flows from investing activities:
Purchases of property and equipment	(1,195)	(716)
Purchase of investment securities	—	—
Maturities, sales and redemptions of investment securities	—	1,598
Capital contribution to subsidiaries	—	—
Net cash (used in) provided by investing activities	(1,195)	882

Increase in cash and cash equivalents	2,416	10,429
Cash and cash equivalents at beginning of year	30,066	19,637
Cash and cash equivalents at end of year	$32,482	$30,066

Supplemental cash flow information:
Interest paid	$3,181	$4,860

Income taxes paid	$148	$204

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
		Benefits,
		Losses,		Other			Benefits,	Amortization
	Deferred	Claims, and		Policy			Claims,	of Deferred
	Policy	Loss		Claims and		Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2021
Specialty Commercial Segment	$3,585	$702,375	$220,622	$—	$242,173	$9,130	$164,729	$7,191	$43,751	$205,306
Standard Commercial Segment	4,652	93,497	48,011	—	68,584	2,582	49,152	12,678	21,927	67,709
Personal Segment	(1,426)	20,809	15,794	—	68,533	1,153	61,363	15,319	22,247	66,909
Corporate	—	—	—	—	—	(3,150)	—	—	13,513	—
Consolidated	$6,811	$816,681	$284,427	$—	$379,290	$9,715	$275,244	$35,188	$101,438	$339,924

2020
Specialty Commercial Segment	$9,070	$678,017	$255,840	$—	$327,023	$12,338	$285,994	$49,162	$55,102	$284,532
Standard Commercial Segment	4,872	86,291	46,849	—	66,554	3,061	52,478	12,910	20,694	68,396
Personal Segment	3,898	25,460	18,117	—	78,324	842	68,435	16,744	25,868	75,404
Corporate	—	—	—	—	—	(3,321)	—	—	17,101	—
Consolidated	$17,840	$789,768	$320,806	$—	$471,901	$12,920	$406,907	$78,816	$118,765	$428,332

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to	Assumed from	Net Amount	Percentage of Amount
		Other Companies	Other Companies		Assumed to Net

Year Ended December 31, 2021
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	679,504	(310,843)	10,629	379,290	2.80%
Title Insurance	—	—	—	—
Total premiums	$679,504	$(310,843)	$10,629	$379,290	2.80%

Year Ended December 31, 2020
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	803,034	(339,587)	8,454	471,901	1.79%
Title Insurance	—	—	—	—
Total premiums	$803,034	$(339,587)	$8,454	$471,901	1.79%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Reserves for
		Unpaid					Claims and Claim
	Deferred	Claims and	Discount if				Adjustment Expenses		Amortization of	Paid Claims
	Policy	Claim	any,			Net	Incurred Related to		Deferred Policy	and Claims	Net
Affiliation With	Acquisition	Adjustment	Deducted In	Unearned	Earned	Investment	(1) Current	(2) Prior	Acquisitions	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
(a) Consolidated property-casualty Entities
2021	$6,811	$816,681	$—	$284,427	$379,290	$9,715	$269,204	$6,040	$35,188	$279,046	$339,924
2020	$17,840	$789,768	$—	$320,806	$471,901	$12,920	$348,619	$58,288	$78,816	$320,419	$438,973

See accompanying report of independent registered public accounting firm.