Form 10-K/A
period 2021-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2022-05-02
CIK 819913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2021.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.

Commission File Number 001-11252

Hallmark Financial Services,Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0447375
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5420 Lyndon B. Johnson Freeway, Suite 1100
Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (817) 348-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.18 par value	HALL	Nasdaq Global Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new o revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $58.2 million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,172,467 shares of common stock, $.18 par value per share, outstanding as of April 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
Baker Tilly US, LLP	Milwaukee, Wisconsin	23

EXPLANATORY NOTE

Hallmark Financial Services, Inc. (together with subsidiaries, the “Company” or “Hallmark) is filing this Amendment on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 (the “Original Form 10-K”), for the primary purpose of including therein the information required by Items 10 through 14 of Part III, which was previously omitted in reliance on General Instruction G to Form 10-K. This Amendment amends and restates Items 10 through 14 of Part III in their entirety. This Amendment also amends the cover page of the Original Form 10-K to (a) update the number of shares of common stock outstanding, and (b) delete the reference to incorporation by reference of the information required by Part III. In addition, Item 15(a)(3) of Part IV is amended to add as Exhibits 31(c) and 31(d) the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Exhibit 102 containing additional interactive data files pursuant to Rule 405 of Regulation S-T.

Except as described above, no other changes have been made to the Original Form 10-K.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as expressly stated herein.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect any events that may have occurred or facts that may have become known after the filing of the Original Form 10-K. Consequently, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Capitalized terms used herein without definition have the meaning set forth in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding the current members of the Board of Directors (the “Board”) and the current executive officers of the Company.  Directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Executive officers are appointed by the Board and serve until their successors have been duly appointed and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Positions with the Company
Mark E. Schwarz	61	Director, Executive Chairman and Chief Executive Officer
Scott T. Berlin	52	Director
James H. Graves	73	Director
Mark E. Pape	71	Director
Christopher J. Kenney	59	President, Chief Financial Officer and Secretary

Mark E. Schwarz was elected Executive Chairman of the Company in August 2006 and became President and Chief Executive Officer on February 12, 2021. He previously served as Chief Executive Officer of the Company from January, 2003 until August, 2006, and as President from November 2003 through March 2006. Since 1993, Mr. Schwarz has indirectly controlled Newcastle Partners, L.P., a private investment firm. Mr. Schwarz presently serves as Chairman of the boards of directors of Rave Restaurant Group, Inc., an operator and franchisor of pizza restaurants; and Wilhelmina International, Inc., a model management and talent representation company. He also serves as a director of various privately held companies. The Board believes that Mr. Schwarz should serve as a director of the Company due to his extensive business and investment expertise, broad director experience and significant direct and indirect shareholdings in the Company. (See, Principal Shareholders and Stock Ownership of Management.)

Scott T. Berlin has since June 2017 served as the President of Mason Structural Steel, LLC, a fabricator of structural steel and distributor of building products. From 2016 to 2017, he was the Director of Business Development of Ullman Oil Company, LLC, a supplier of heating oil, commercial fuels, industrial lubricants, greases and coolants. During portions of 2015, Mr. Berlin served in a financial restructuring role as President of JC Fodale Energy Services, LLC, an oilfield services company. Subsequently, in February 2016, JC Fodale Energy Services, LLC filed a voluntary petition for liquidation under Chapter 7 of the United States Bankruptcy Code. From 1997 to 2015, he was a Managing Director and principal of Brown, Gibbons, Lang & Company, an investment banking firm serving middle market companies, where he focused on the corporate finance and mergers/acquisitions practice. Prior to joining Brown, Gibbons, Lang & Company, Mr. Berlin was a lending officer in the Middle Market Group at The Northern Company. The Board believes that Mr. Berlin should serve as a director of the Company due to his general background in investment banking and his particular experience in advising public and private companies and their boards in merger, acquisition and financing transactions.

James H. Graves has been a Partner of Erwin, Graves & Associates, LP, a management consulting firm, since 2002.  He has also served as Chairman and a director of Medaxion, Inc., a healthcare technology company providing real-time anesthesia intelligence solutions, since 2010; and as a director and partner of BankCap Partners, a private equity firm focused on the U.S. financial services sector, since 2006.  From 2002 until 2006, Mr. Graves was a director, Vice Chairman and Chief Operating Officer of Detwiler, Mitchell & Co., a securities research firm.  Prior to 2002, he served as a senior executive in Dean Witter Reynolds Investment Banking Division and as the Chief Operating Officer of J.C. Bradford & Company.  Mr. Graves also presently serves as a director of FirstCash, Inc., a leading operator of retail-based pawn stores; and Atlantic Capital Bancshares, Inc., a bank holding company. Within the past five years, Mr. Graves has served as a director of Cash America International, Inc., a company operating pawn shops and jewelry stores which merged with FirstCash during 2016. The Board believes Mr. Graves should serve as a director due to his executive leadership and management experience in several businesses, including large corporations and businesses within the financial services industry, his over 30 years of experience analyzing financial statements, and his experience as a director of both private and public companies, including his service as chairman of the audit committee of another public company.

Mark E. Pape has served, since September 2021, as the Chief Financial Officer of Factory Intelligent Solutions, LLP, the parent company of LossExpress, LLP, a provider of total claims loss software solutions for auto insurers. Previously, he had served as the Chairman of the boards of directors of H2Options, Inc., a water conservation design/installation firm, since 2009, and U.S. Rain Group, Inc., a private equity company investing in water conservation opportunities, since 2013.  He is also currently a director and chairman of the audit committee of Wilhelmina International, Inc., a model management and talent representation company. He served as the Chief Financial Officer of Oryon Technologies, Inc., a lighting technology company, from 2010 to 2014, and as a director from 2012 to January 2014.  Oryon Technologies, Inc. filed a petition under Chapter 11 of the federal Bankruptcy Code in May 2014. Mr. Pape served as a partner at Tatum LLC, an executive services firm, from 2008 to 2009.  From 2005 to 2007, he served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a property/casualty insurance company specializing in non-standard automobile insurance, and served on its board of directors and audit committee from 2004 to 2005.  Mr. Pape served as the Chief Financial Officer of HomeVestors of America, Inc., a franchisor of home acquisition services, during 2005; as President and Chief Executive Officer of R.E. Technologies, Inc., a provider of software tools to the housing industry, from 2002 to 2005; as Senior Vice President and Chief Financial Officer of LoanCity.com, a start-up e-commerce mortgage bank, from 1999 to 2001; as Vice President-Planning for Torchmark Corporation, a life/health insurance holding company, from 1998 to 1999; as Senior Vice President and Chief Financial Officer of United Dental Care, Inc., a dental benefits insurance company, from 1995 to 1997; and as Executive Vice President and Chief Financial Officer of American Income Holding, Inc., a life insurance company, from 1991 to 1994. Previously, Mr. Pape was engaged in investment banking from 1979 to 1991 with First City National Bank of Houston, Merrill Lynch Capital Markets Group, the First Boston Corporation and then Bear, Stearns & Co. He began his career in 1974 as an auditor with KPMG LLP. He is a certified public accountant licensed in Texas. The Board believes that Mr. Pape should serve as a director due to his leadership and operational skills developed as a business executive, his background in finance and financial services, and his experience as a director of both private and public companies.

Christopher J. Kenney was promoted to the office of President on January 9, 2022, and has served as Chief Financial Officer of the Company since May 2021. Previously, Mr. Kenney had served as Chief Accounting Officer of the Company since 2020 and Senior Vice President of Accounting of the Company since 2004. From 2003 to 2004, he served as Senior Vice President of Accounting for Affirmative Insurance Holdings, Inc. From 2000 to 2003, Mr. Kenney served as Controller of Associates Insurance Group, a subsidiary of The Travelers Companies, Inc. From 1994 to 2000, he served in various accounting roles with Associates Insurance Group, the insurance division of Associates First Capital Corporation, rising to the position of Controller. Mr. Kenney is a Certified Public Accountant licensed in Texas.

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

Nominating Procedures

No changes to the procedures by which security holders may recommend nominees to the Board have been implemented since the Company’s disclosures in its Proxy Statement for the 2021 Annual Meeting of Shareholders.

Audit Committee

The Board has a separately-designated Audit Committee comprised of James H. Graves (Chairman), Scott T. Berlin, and Mark E. Pape.  The Board has determined that each member of the Audit Committee is “independent” as defined by Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that at least one member of the Audit Committee, Mr. Graves, is an “audit committee financial expert,” as defined by SEC rules and regulations. This designation does not impose upon Mr. Graves any duty, obligation or liability that is greater than is generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert does not affect the duty, obligation or liability of any other member of the Audit Committee or the Board. For an overview of Mr. Graves’ relevant experience, see “Directors and Executive Officers” above.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2021 and 2020 concerning the compensation of every person who served as an executive officer of the Company at any time during 2021 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	All Other Compensation ($)[2]	Total ($)
Mark E. Schwarz Executive Chairman; Director	2021 2020	195,000 195,000	--- ---	536,245 ---	4,388 13,739	735,633 208,739
Naveen Anand[3] President; Chief Executive Officer	2021 2020	--- 525,000	--- ---	--- ---	--- 623	--- 525,623
Christopher J. Kenney[4] President; Chief Financial Officer	2021 2020	268,750 227,146	75,000 25,000	192,498 ---	12,408 14,004	548,656 266,150

[1]	Reflects the fair value of restricted stock unit awards estimated on the date of grant based on the probable outcome of certain performance conditions. Assumptions used in calculating the grant date fair value are included in Note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021. Assuming that the highest level of performance conditions will be achieved, the grant date fair value of the 2021 awards would be $804,367 for Mr. Schwarz and $288,747 for Mr. Kenney.

[2]	Represents the employee portion of life, disability and health insurance premiums paid by the Company and the Company’s matching contributions to employee 401(k) accounts.

[3]	Mr. Anand’s employment with the Company ended on February 12, 2021.

[4]	Mr. Kenney was promoted to Chief Financial Officer of the Company effective May 27, 2021.

Employment Agreements

In connection with the grant of restricted stock units during 2015, the Company entered into a Confidentiality and Non-Solicitation Agreement with Mr. Kenney pursuant to which severance is payable in an amount equal to at least six months of base salary in the event that he has been terminated from employment without cause. The Company does not otherwise have employment agreements with any of its current executive officers.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information concerning all equity awards to the Named Executive Officers which were outstanding as of December 31, 2021, consisting of unexercised stock options and unvested restricted stock units granted under the 2005 LTIP and the 2015 LTIP.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options					Number of Unearned Shares	Market Value of Unearned Shares
Name	Exercisable (#)	Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Award Date[1]	Underlying Restricted Stock Units That Have Not Vested (#)[2]	Underlying Restricted Stock Units That Have Not Vested ($)[2]
Mark E. Schwarz	---	---	---	---	12/21/2021	127,374	554,077
Naveen Anand[3]	---	---	---	---	---	---	---
Christopher J. Kenney	---	---	---	---	09/16/2019 12/21/2021	1,409 45,724	6,129 198,899

[1]	Restricted stock units awarded in 2019 vest March 31, 2022, and restricted stock units awarded in 2021 vest up to 50% on March 31, 2024, up to a cumulative 80% on March 31, 2025, and up to a cumulative 100% on March 31, 2026.

[2]	Based on achieving the threshold performance criteria and the closing market price of the Company’s common stock of $4.35 on December 31, 2021.

[3]	All of Mr. Anand’s outstanding equity awards expired when his employment with the Company ended on February 12, 2021.

Director Compensation

The Company’s standard compensation arrangement for each non-employee director is currently a $30,000 annual retainer plus a fee of $1,500 for each Board meeting attended in person or telephonically and a fee of $750 for each committee meeting attended in person or telephonically. The chairman of the Audit Committee also receives an additional $7,500 annual retainer. No other cash compensation was paid to any non-employee director during 2021. The Compensation Committee also periodically grants stock options to the directors of the Company. However, no stock options were granted to any of the non-employee directors of the Company during 2021.

The following table sets forth information concerning the compensation of the non-employee directors of the Company for the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott T. Berlin	44,250	---	---	44,250
James H. Graves	51,750	---	---	51,750
Mark E. Pape	44,250	---	---	44,250

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Shareholders and Stock Ownership of Management

The following table and the notes thereto set forth certain information regarding the beneficial ownership of the Common Stock as of the Record Date by (i) each Named Executive Officer and director of the Company, (ii) all Named Executive Officers and directors of the Company as a group; and (iii) each other person known to the Company to own beneficially more than five percent of the presently outstanding Common Stock. Except as otherwise indicated, (a) the persons identified in the table have sole voting and dispositive power with respect to the shares shown as beneficially owned by them, (b) the mailing address for all persons is the same as that of the Company, and (c) the current directors and executive officers have not pledged any of such shares as security.

Shareholder	No. of Shares Beneficially Owned	Percent of Class Beneficially Owned
Mark E. Schwarz[1]	5,055,490	27.8
Naveen Anand[2]	77,400	*
Christopher J. Kenney	5,348	*
Scott T. Berlin	45,250	*
James H. Graves	23,498	*
Mark E. Pape	---	---
All Named Executive Officers and directors, as a group (6 persons)	5,206,986	28.7
Newcastle Partners, L.P.[2]	3,730,432	20.5
NCM Services, Inc.[3]	949,702	5.2

*	Represents less than 1%.

[1]	Includes 202,580 shares owned by Mr. Schwarz, 949,702 shares owned by NCMS, 172,776 shares owned by NCM and 3,730,432 shares owned by the Newcastle Fund. (See, Certain Relationships and Transactions.)

[2]	As of the date of termination of employment.

[3]	Does not include shares directly owned by Mark E. Schwarz, NCMS or NCM. (See, Certain Relationships and Related Transactions and Note 1, above.)

[4]	Does not include shares directly owned by Mark E. Schwarz, NCM or the Newcastle Fund. (See, Certain Relationships and Related Transactions and Note 1, above.)

Equity Compensation Plan Information

The following table sets forth information regarding shares of the Common Stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-average exercise price of outstanding options, warrants and	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected
	and rights	rights	in column (a)][1]
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,069,896
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,069,896

[1]	Securities remaining available for future issuance are net of a maximum of 872,532 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

The Board is presently composed of Mark E. Schwarz, Scott T. Berlin, James H. Graves and Mark E. Pape. None of these directors was selected on the basis of any special arrangement or understanding with any other person. None of these directors bears any family relationship to any other director or to any other executive officer of the Company. The Board has determined that all of these directors other than Mr. Schwarz meet the current Nasdaq independence requirements.

The following table provides information concerning the present composition of each of the standing committees of the Board. Messrs. Berlin, Graves and Pape serve on the standing committees set forth below. Mr. Schwarz does not presently serve on any of these standing committees.

	Audit Committee	Nomination and Governance Committee	Compensation Committee
Scott T. Berlin	X	X	X
James H. Graves	X	X	X
Mark E. Pape	X		X

Certain Relationships and Related Transactions

The Executive Chairman of the Company, Mark E. Schwarz, is the sole trustee of the Schwarz 2012 Family Trust (“Schwarz Trust”), which entity is the sole shareholder of NCM Services, Inc. (“NCMS”), which entity is the sole member of Newcastle Capital Group, L.L.C. (“NCG”), which entity is the sole general partner of Newcastle Capital Management, L.P. (“NCM”), which entity is the sole general partner of Newcastle Partners, L.P. (“Newcastle Fund”). As a result of these relationships, Mr. Schwarz has sole investment and voting control over the shares of Common Stock beneficially owned by NCMS, NCM and the Newcastle Fund, which collectively are the largest holders of the Common Stock of the Company. (See, Principal Shareholders and Stock Ownership of Management.)

Also as a result of these relationships, the Company, Mr. Schwarz, NCG, NCM and the Newcastle Fund may be deemed a “group” for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 with respect to their respective investments in Rave Restaurant Group, Inc. (“Rave”), an operator and franchisor of pizza restaurants in which Mr. Schwarz serves as Chairman of the board of directors. The Company presently owns an aggregate of 2,246,086 shares of the common stock of Rave, which it acquired at an average price of $1.52 per share in the open market, in shareholder rights offerings and upon conversion of 4% Convertible Senior Notes due 2022. As a result, the Company currently beneficially owns approximately 12.5% of the total outstanding common stock of Rave. The Company previously owned $346,200 principal amount of 4% Convertible Senior Notes due 2022 issued by Rave at par value in connection with a shareholder rights offering, which notes were fully repaid by Rave at maturity on February 15, 2022. The Company has no other financial transactions, arrangements or relationships with Rave.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by BT for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, respectively, as well as fees billed for other services rendered by BT during each of such periods.

	Fiscal 2021	Fiscal 2020
Audit Fees[1]	$1,383,879	$1,200,000
Audit-Related Fees[2]	---	$15,474
Tax Fees	---	---
All Other Fees	---	---

[1]	Reflects fees for audit services of BT for the indicated fiscal year, all or a portion of which fees were paid in the subsequent fiscal year.

[2]	Reflects fees paid to BT in 2020 in connection with the analysis of a loss portfolio transfer transaction and other potential transactions. See Note 7 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

The current policy of the Audit Committee is to review and approve all proposed audit and non-audit services prior to the engagement of independent registered public accountants to perform such services. Review and approval of such services generally occur at the Audit Committee’s regularly scheduled quarterly meetings. In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the Audit Committee has delegated to its chairman the authority to approve audit and non-audit services. Any audit or non-audit services approved pursuant to such delegation of authority must be reported to the full Audit Committee at its next regularly scheduled meeting. During fiscal 2021 and 2020, all audit and non-audit services performed by BT were in accordance with the policies and procedures established by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	3.	Exhibits:

		31(c)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

		31(d)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

		104	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hallmark Financial Services, Inc.

Date: May 2, 2022	By:	/s/ Mark E. Schwarz
Mark E. Schwarz
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Christopher J. Kenney
Christopher J. Kenney
President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Mark E. Schwarz	May 2, 2022
Mark E. Schwarz
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

/s/Christopher J. Kenney	May 2, 2022
Christopher J. Kenney
President and Chief Financial Officer (Principal Financial Officer)

/s/James H. Graves	May 2, 2022
James H. Graves
Director

/s/ Mark E. Pape	May 2, 2022
Mark E. Pape
Director

/s/Scott T. Berlin	May 2, 2022
Scott T. Berlin
Director