Form 10-Q
period 2022-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2022-05-12
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share –18,190,418 shares outstanding as of  May 12, 2022.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $389,582 in 2022 and $288,175 in 2021)	$388,254	$290,073
Equity securities (cost; $46,125 in 2022 and $42,120 in 2021)	52,604	48,695
Total investments	440,858	338,768

Cash and cash equivalents	183,377	352,867
Restricted cash	4,239	3,810
Ceded unearned premiums	142,645	146,433
Premiums receivable	88,420	90,621
Accounts receivable	20,094	6,914
Receivable for securities	1,209	1,326
Reinsurance recoverable	545,266	549,964
Deferred policy acquisition costs	6,847	6,811
Intangible assets, net	693	819
Federal income tax recoverable	14,748	18,217
Deferred federal income taxes, net	9,412	8,906
Prepaid expenses	5,389	2,389
Other assets	26,666	25,753
Total assets	$1,489,863	$1,553,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $721 in 2022 and $746 in 2021)	$49,279	$49,254
Subordinated debt securities (less unamortized debt issuance cost of $730 in 2022 and $744 in 2021)	55,972	55,959
Reserves for unpaid losses and loss adjustment expenses	798,338	816,681
Unearned premiums	276,485	284,427
Reinsurance payable	85,980	117,908
Pension liability	59	174
Payable for securities	2,374	3,280
Accounts payable and other liabilities	51,540	50,394
Total liabilities	1,320,027	1,378,077
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2022 and 2021	3,757	3,757
Additional paid-in capital	122,741	122,844
Retained earnings	71,484	74,703
Accumulated other comprehensive loss	(3,563)	(1,035)
Treasury stock (2,682,413 shares in 2022 and 2,700,364 in 2021), at cost	(24,583)	(24,748)
Total stockholders’ equity	169,836	175,521
Total liabilities and stockholders’ equity	$1,489,863	$1,553,598

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Gross premiums written	$150,959	$163,018
Ceded premiums written	(72,638)	(71,521)
Net premiums written	78,321	91,497
Change in unearned premiums	4,155	10,355
Net premiums earned	82,476	101,852

Investment income, net of expenses	1,859	3,010
Investment gains, net	51	5,779
Finance charges	983	1,133
Commission and fees	287	260
Other income	16	19

Total revenues	85,672	112,053

Losses and loss adjustment expenses	64,024	69,479
Operating expenses	24,377	29,972
Interest expense	1,264	1,249
Amortization of intangible assets	126	126

Total expenses	89,791	100,826

(Loss) income before tax	(4,119)	11,227
Income tax (benefit) expense	(900)	2,256
Net (loss) income	$(3,219)	$8,971

Net (loss) income per share:
Basic	$(0.18)	$0.49
Diluted	$(0.18)	$0.49

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net (loss) income	$(3,219)	$8,971
Other comprehensive (loss) income:
Change in net actuarial gain	27	43
Tax effect on change in net actuarial gain	(6)	(9)
Unrealized holding (losses) gains arising during the period	(3,081)	585
Tax effect on unrealized holding losses (gains) arising during the period	647	(123)
Reclassification adjustment for gains included in net (loss) income	(146)	(1,403)
Tax effect on reclassification adjustment for gains included in net (loss) income	31	295
Other comprehensive loss, net of tax	(2,528)	(612)
Comprehensive (loss) income	$(5,747)	$8,359

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2022	2021
Common Stock
Balance, beginning of period	$3,757	$3,757

Balance, end of period	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,844	122,893
Equity based compensation	62	97
Shares issued under employee benefit plans	(165)	(265)
Balance, end of period	122,741	122,725

Retained Earnings
Balance, beginning of period	74,703	65,697
Net income (loss)	(3,219)	8,971
Balance, end of period	71,484	74,668

Accumulated Other Comprehensive Income
Balance, beginning of period	(1,035)	383
Additional minimum pension liability, net of tax	21	34
Unrealized holding (losses) gains arising during period, net of tax	(2,434)	462
Reclassification adjustment for gains included in net (loss) income, net of tax	(115)	(1,108)
Balance, end of period	(3,563)	(229)

Treasury Stock
Balance, beginning of period	(24,748)	(25,026)
Shares issued under employee benefit plans	165	265
Balance, end of period	(24,583)	(24,761)

Total Stockholders' Equity	$169,836	$176,160

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3,219)	$8,971

Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization expense	706	830
Deferred federal income taxes (benefit) expense	(339)	568
Investment (gains) losses , net	(51)	(5,779)
Share-based payments expense (benefit)	62	97
Change in ceded unearned premiums	3,788	5,436
Change in premiums receivable	2,201	10,533
Change in accounts receivable	(13,180)	1,342
Change in deferred policy acquisition costs	(36)	1,454
Change in reserves for losses and loss adjustment expenses	(18,343)	22,504
Change in unearned premiums	(7,942)	(15,791)
Change in reinsurance recoverable	4,698	(6,008)
Change in reinsurance balances	(31,928)	6,155
Change in federal income tax payable (recoverable)	3,469	1,687
Change in all other liabilities	1,069	515
Change in all other assets	(2,936)	(3,038)
Net cash (used in) provided by operating activities	(61,981)	29,476
Cash flows from investing activities:
Purchases of property and equipment	(631)	(64)
Purchases of investment securities	(166,832)	(27,829)
Maturities, sales and redemptions of investment securities	60,383	177,392
Net cash (used in) provided by investing activities	(107,080)	149,499
(Decrease) increase in cash and cash equivalents and restricted cash	(169,061)	178,975
Cash and cash equivalents and restricted cash at beginning of period	356,677	108,308
Cash and cash equivalents and restricted cash at end of period	$187,616	$287,283

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2022 and 2021 is unaudited. However, in the opinion of management, the interim financial data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three month periods ended March 31, 2022 and 2021, are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.3 million and a fair value of $48.3 million as of March 31, 2022.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $56.0 million and a fair value of $30.6 million as of March 31, 2022. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For accounts receivable, reinsurance balances, premiums receivable, federal income tax recoverable and other assets, the carrying amounts are held at net realizable value which approximates fair value because of the short maturity of such financial instruments.

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

Income Taxes

We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes in effect for the year in which these temporary differences are expected to be recovered or settled. Net deferred tax assets are held at their net realizable value and an allowance is taken as needed. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at March 31, 2022.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted as of March 12, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been changed to a new reference rate and do not expect the adoption of this guidance to have a material effect on the Company’s results of operations, financial position or liquidity.

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$42,483	$—	$42,483
Corporate bonds	—	222,120	—	222,120
Corporate bank loans	—	80,018	—	80,018
Municipal bonds	—	41,889	—	41,889
Mortgage-backed	—	1,744	—	1,744
Total debt securities	—	388,254	—	388,254
Total equity securities	52,604	—	—	52,604
Total investments	$52,604	$388,254	$—	$440,858

	As of December 31, 2021
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$62,984	$—	$62,984
Corporate bonds	—	105,234	347	105,581
Corporate bank loans	—	81,189	—	81,189
Municipal bonds	—	38,464	—	38,464
Mortgage-backed	—	1,855	—	1,855
Total debt securities	—	289,726	347	290,073
Total equity securities	48,695	—	—	48,695
Total investments	$48,695	$289,726	$347	$338,768

Due to significant unobservable inputs into the valuation model for one corporate bond as of December 31, 2021, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and 2021 (in thousands):

Beginning balance as of January 1, 2022	$347
Sales	—
Settlements	(347)
Purchases	—
Issuances	—
Total realized/unrealized losses included in net income	—
Net gain included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of March 31, 2022	$—

Beginning balance as of January 1, 2021	$347
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net loss	—
Net gains included in other comprehensive loss	7
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of March 31, 2021	$354

4. Investments

The amortized cost/carrying value and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
	Carrying Value	Gains	Losses	Fair Value
As of March 31, 2022
U.S. Treasury securities and obligations of U.S. Government	$43,175	$-	$(692)	$42,483
Corporate bonds	221,775	1,454	(1,109)	222,120
Corporate bank loans	81,024	9	(1,015)	80,018
Municipal bonds	41,862	144	(117)	41,889
Mortgage-backed	1,746	11	(13)	1,744
Total debt securities	389,582	1,618	(2,946)	388,254
Total equity securities	46,125	9,833	(3,354)	52,604
Total investments	$435,707	$11,451	$(6,300)	$440,858

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
As of December 31, 2021	Carrying Value	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government	$63,098	$56	$(170)	$62,984
Corporate bonds	103,515	2,115	(49)	105,581
Corporate bank loans	81,570	84	(465)	81,189
Municipal bonds	38,162	372	(70)	38,464
Mortgage-backed	1,830	29	(4)	1,855
Total debt securities	288,175	2,656	(758)	290,073
Total equity securities	42,120	9,355	(2,780)	48,695
Total investments	$330,295	$12,011	$(3,538)	$338,768

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Corporate bonds	$12	$197
Corporate bank loans	5	51
Municipal bonds	—	(9)
Equity securities	129	1,164
Gain on investments	146	1,403
Unrealized (losses) gain on equity investments	(95)	4,376
Investment gains, net	$51	$5,779

We realized gross gains on investments of $152 thousand and $1.5 million during the three months ended March 31, 2022 and 2021, respectively. We realized gross losses on investments of $6 thousand and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. We recorded proceeds from the sale of investment securities of $0.5 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$42,483	$(692)	$—	$—	$42,483	$(692)
Corporate bonds	130,766	(1,089)	1,149	(20)	131,915	(1,109)
Corporate bank loans	45,991	(480)	28,458	(535)	74,449	(1,015)
Municipal bonds	9,149	(106)	838	(11)	9,987	(117)
Mortgage-backed	1,669	(8)	9	(5)	1,678	(13)
Total debt securities	230,058	(2,375)	30,454	(571)	260,512	(2,946)
Total equity securities	14,165	(1,484)	3,922	(1,870)	18,087	(3,354)
Total investments	$244,223	$(3,859)	$34,376	$(2,441)	$278,599	$(6,300)

	As of December 31, 2021
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$43,273	$(170)	$—	$—	$43,273	$(170)
Corporate bonds	-	-	2,245	(49)	2,245	(49)
Corporate bank loans	42,256	(177)	16,763	(288)	59,019	(465)
Municipal bonds	3,321	(58)	1,038	(12)	4,359	(70)
Mortgage-backed	-	-	10	(4)	10	(4)
Total debt securities	88,850	(405)	20,056	(353)	108,906	(758)
Total equity securities	6,221	(710)	5,055	(2,070)	11,276	(2,780)
Total investments	$95,071	$(1,115)	$25,111	$(2,423)	$120,182	$(3,538)

We had a total of 197 debt securities with an unrealized loss, of which 164 were in an unrealized loss position for less than one year and 33 were in an unrealized loss position for a period of one year or greater, as of March 31, 2022.  We held a total of 100 debt securities with an unrealized loss, of which 74 were in an unrealized loss position for less than one year and 26 were in an unrealized loss position for a period of one year or greater, as of December 31, 2021. We consider these losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at March 31, 2022 and December 31, 2021 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We did not recognize any impairment loss on debt securities during the three months ended March 31, 2022 and 2021, respectively.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component)

and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. We did not dispose of any previously impaired securities during the three months ended March 31, 2022 or 2021, respectively.

Equity Investments: Equity investments that are not consolidated or accounted for under the equity method of accounting with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at March 31, 2022 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$98,318	$98,804
Due after one year through five years	222,617	221,341
Due after five years through ten years	59,833	59,300
Due after ten years	7,068	7,065
Mortgage-backed	1,746	1,744
	$389,582	$388,254

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $25.9 million and $30.0 million at March 31, 2022 and December 31, 2021, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	March 31,	March 31,
	2022	2021
Balance at January 1	$816,681	$789,768
Less reinsurance recoverable	387,915	357,200
Net balance at January 1	428,766	432,568

Incurred related to:
Current year	56,333	71,565
Prior years	7,691	(2,086)
Total incurred	64,024	69,479

Paid related to:
Current year	12,757	7,067
Prior years	62,213	52,360
Total paid	74,970	59,427

Net balance at March 31	417,820	442,620
Plus reinsurance recoverable	380,518	369,652
Balance at March 31	$798,338	$812,272

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	March 31,
	2022	2021
Specialty Commercial Segment	$6,380	$(1,899)
Standard Commercial Segment	(262)	(1,361)
Personal Segment	1,573	1,174
Total unfavorable (favorable) net prior year development	$7,691	$(2,086)

The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2022 and 2021:

Three months ended March 31, 2022:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2020 and 2019 accident years primarily in the exited contract binding commercial automobile liability line of business, partially offset by net favorable development in both the primary and excess commercial automobile lines of business in the 2021 accident year. Our E&S Property business unit experienced net unfavorable development due to the development of catastrophe-related losses in the 2021 and 2020 accident years. We experienced net unfavorable development in our E&S Casualty and Professional Liability business units. We experienced net favorable development in our and Aerospace & Programs business unit..
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in our commercial auto liability and property lines of business in accident years 2021 and 2020, partially offset by net unfavorable development in the general liability lines of business in accident years 2019 and 2016. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2021 and 2020 accident years due in part to rising inflationary trends, specifically loss costs, that the industry began experiencing in 2021.

Three months ended March 31, 2021:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net favorable development in the 2020 and 2019 accident years both in the primary and excess commercial automobile liability lines of business, partially offset by net unfavorable development in the excess commercial automobile lines of business in the 2018, 2017 and 2016 accident years. Our E&S Casualty business unit experienced net unfavorable development primarily in our primary liability line of business in the 2018 and prior accident years, partially offset by net favorable development in the 2019 accident year. We experienced net favorable development in our E&S Property, Professional Liability and Aerospace & Programs business units.
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development in our commercial property lines of business in accident year 2020, partially offset by net unfavorable development in the general liability lines of business in accident years 2020 and 2017. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2014 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2020, 2019 and 2017 accident years.

7. Share-Based Payment Arrangements

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of March 31, 2022, restricted stock units representing the right to receive up to 768,177 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of March 31, 2022.

Stock Options:

There were no stock options outstanding at any point during the three months ended March 31, 2022.  There were no stock options granted, exercised or forfeited during the three months ended March 31, 2022 or 2021, respectively.  As of March 31, 2022, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. For grants issued prior to 2021, restricted stock units vest and shares of common stock become issuable on March 31 of the third calendar year following the year of grant if performance criteria have been satisfied. Restricted stock units awarded under the 2015 LTIP during 2021 cumulatively vest up to 50%, 80% and 100%, and shares of common stock become issuable, on March 31 of the third, fourth and fifth calendar years, respectively, following the year of grant if performance criteria have been satisified.

The performance criteria for restricted stock units vary based on grantee. The number of shares of common stock to be received ranges from 50% to 150% of the number of restricted stock units granted based on the level of achievement of the performance criteria. Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions to our common stockholders, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share” (Topic 260), and are not included in the calculation of basic or diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2018, 2019 and 2021 was $10.87, $18.10 and $4.21 per unit, respectively.  We incurred compensation expense of $62 thousand and $97 thousand related to restricted stock units during the three months ended March 31, 2022 and 2021, respectively.  We recorded income tax benefit of $13 thousand and $20 thousand related to restricted stock units during the three months ended March 31, 2022 and 2021, respectively.

The following table details the status of our restricted stock units as of and for the three months ended March 31, 2022 and 2021.

	Number of Restricted Stock Units
	2022	2021
Nonvested at January 1	581,689	228,827
Granted	8,313	—
Vested	(17,951)	(28,874)
Forfeited	(59,933)	(130,903)
Nonvested at March 31	512,118	69,050

As of March 31, 2022, there was $1.9 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $1.7 million of compensation cost related to unvested restricted stock units, of which $0.5 million is expected to be recognized during the remainder of 2022, $0.7 million in 2023, $0.4 million in 2024, $0.1 million in 2025 and $22 thousand in 2026.

8. Segment Information

The following is business segment information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues
Specialty Commercial Segment	$51,911	$69,599
Standard Commercial Segment	17,128	17,688
Personal Segment	16,819	18,959
Corporate	(186)	5,807
Consolidated	$85,672	$112,053

Pre-tax (loss) income
Specialty Commercial Segment	$2,565	$11,348
Standard Commercial Segment	(692)	366
Personal Segment	(1,026)	(1,623)
Corporate	(4,966)	1,136
Consolidated	$(4,119)	$11,227

The following is additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
Assets:	2022	2021
Specialty Commercial Segment	$1,105,918	$1,163,947
Standard Commercial Segment	193,088	194,594
Personal Segment	125,340	128,165
Corporate	65,517	66,892
Consolidated	$1,489,863	$1,553,598

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2022 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Ceded earned premiums	$76,425	$76,957
Reinsurance recoveries	$66,581	$61,899

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

Pursuant to the LPT Contract, (a) the Hallmark Insurers ceded to the Reinsurers all existing and future claims for losses occurring on or prior to December 31, 2019 on the binding primary commercial automobile liability insurance policies and the brokerage primary commercial automobile liability insurance policies issued by the Hallmark Insurers (the “Subject Business”) up to an aggregate limit of $240.0 million, with (i) the first layer of $151.2 million in reinsurance provided by DARAG Bermuda, (ii) the Hallmark Insurers retaining a loss corridor of the next $24.9 million in losses on the Subject Business, (iii) DARAG Bermuda reinsuring a second layer of $27.8 million above the first layer and the Hallmark Insurers’ loss corridor, and (iv) DARAG Guernsey reinsuring the top layer of $36.1 million in losses on the Subject Business, in each case net of third-party reinsurance and other recoveries; (b) the Hallmark Insurers will continue to manage and retain the benefit of other third-party reinsurance on the Subject Business; and (c) the Hallmark Insurers paid the Reinsurers a net reinsurance premium of $92.6  million.  In connection with the closing, the parties also entered into a Services Agreement and a Trust Agreement. Pursuant to the Services Agreement, DARAG Bermuda assumed responsibility for certain administrative services, including claims handling, for the Subject Business.  Pursuant to the Trust Agreement, the Reinsurers made initial cash deposits in the aggregate amount of $96.7 million into collateral trust accounts with The Bank of New York Mellon, as trustee, to be held as security for the Reinsurers’ obligations to the Hallmark Insurers under the LPT Contract. The Reinsurers and the Hallmark Insurers have agreed to submit to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract. Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings. (See Note 18.) As of March 31, 2022, our consolidated balance sheet included a $13.5 million account receivable from DARAG related to the Hallmark Insurers funding claim payments under the LPT contract pending resolution of the dispute.

As of March 31, 2022, the ultimate incurred losses from the subject business were $243.6 million or $3.6 million in excess of the aggregate limit of $240.0 million.  Our reinsurance recoverables of $545.3 million include $52.4 million related to the LPT Contract as of March 31, 2022.

10. Subordinated Debt Securities

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037

Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at March 31, 2022	4.08%	3.73%

11. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities.  The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 38.3% as of March 31, 2022.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period reported in operating expenses (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Deferred	$(24,325)	$(15,103)
Amortized	24,289	16,557
Net	$(36)	$1,454

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Weighted average shares - basic	18,172	18,142
Effect of dilutive securities	—	—
Weighted average shares - assuming dilution	18,172	18,142

We had no shares of common stock potentially issuable upon exercise of employee stock options for the three months ended March 31, 2022. For the three months ended March 31, 2021, we had 14,157 shares of common stock potentially issuable upon the exercise of employee stock options which were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  These instruments, to the extent not previously cancelled or exercised, expired in 2021.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest cost	$75	$68
Amortization of net loss	27	43
Expected return on plan assets	(191)	(177)
Net periodic pension cost	$(89)	$(66)
Contributed amount	$—	$—

15. Income Taxes

Our effective income tax rate for the three months ended March 31, 2022 and 2021 was 21.8% and 20.1%, respectively.  The effective tax rates for the three months ended March 31, 2022 and 2021 varied from the statutory tax rates primarily due to tax exempt interest.  We concluded that no valuation allowance was necessary against our deferred tax assets as of March 31, 2022 and December 31, 2021.

16. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of March 31,
	2022	2021

Cash and cash equivalents	$183,377	$281,849
Restricted cash	4,239	5,434
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$187,616	$287,283

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Interest paid	$1,577	$1,576

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$1,209	$1,382

Payable for securities related to investment purchases	$2,374	$10,979

17. Commitments and Contingencies

The Reinsurers and the Hallmark Insurers have agreed to submit to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  (See Note 10.)  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has not yet been constituted and no pleadings have been submitted.  However, based on prior negotiations, the Company expects the Reinsurers to seek rescission of the LPT Contract on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company also intends to pursue an arbitration award enforcing the terms of the LPT Contract and reimbursing the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers. The arbitration panel is currently being constituted, and no pleadings have yet been submitted. Because the dispute is at an initial stage, we are unable at this time to provide an evaluation of the likelihood of an adverse outcome.

As of March 31, 2022 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during the first three months of 2022 or 2021.

18. Changes in Accumulated Other Comprehensive (Loss) Income Balances

The changes in accumulated other comprehensive (loss) income balances as of March 31, 2022 and 2021 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2021	$(3,762)	$4,145	$383
Other comprehensive loss:
Change in net actuarial gain	43	—	43
Tax effect on change in net actuarial gain	(9)	—	(9)
Unrealized holding losses arising during the period	—	585	585
Tax effect on unrealized holdings losses arising during the period	—	(123)	(123)
Reclassification adjustment for gains included in net income	—	(1,403)	(1,403)
Tax effect on reclassification adjustment for gains included in net income	—	295	295
Other comprehensive loss, net of tax	34	(646)	(612)

Balance at March 31, 2021	$(3,728)	$3,499	$(229)

Balance at January 1, 2022	$(2,641)	$1,606	$(1,035)
Other comprehensive income:
Change in net actuarial gain	27	—	27
Tax effect on change in net actuarial gain	(6)	—	(6)
Unrealized holding gains arising during the period	—	(3,081)	(3,081)
Tax effect on unrealized holding gains arising during the period	—	647	647
Reclassification adjustment for gains included in net income	—	(146)	(146)
Tax effect on reclassification adjustment for gains included in net income	—	31	31
Other comprehensive loss, net of tax	21	(2,549)	(2,528)

Balance at March 31, 2022	$(2,620)	$(943)	$(3,563)

19. Leases

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 12 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three month periods ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021

Operating lease cost	$673	$719

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$547	$545

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Other lease information as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021

Operating lease right-of-use assets	$13,495	$13,211

Operating lease liabilities	$15,455	$15,062

Weighted-average remaining lease term - operating leases	11.0	11.4

Weighted-average discount rate - operating leases	6.22%	6.22%

We incurred $0.1 million in short-term lease payments not included in our lease liability during the three months ended March 31, 2022.

Future minimum lease payments under non-cancellable leases as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021

2022	$1,772	$2,171
2023	2,224	2,023
2024	2,421	2,216
2025	2,537	2,450
2026	2,497	2,497
Thereafter	15,767	15,767
Total future minimum lease payments	$27,218	$27,124

Less imputed interest	$(11,763)	$(12,062)
Total operating lease liability	$15,455	$15,062

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

Results of Operations

Management overview. During the three months ended March 31, 2022, our total revenue was $85.7 million, representing a decrease of 24% from the $112.1 million in total revenue for the same period of 2021. During the three months ended March 31, 2022, we reported a pre-tax loss of $4.1 million, as compared to a pre-tax income of $11.2 million reported during the same period the prior year.

The decrease in revenue for the three months ended March 31, 2022 compared to the same period of the prior year was primarily due to lower net premiums earned of $19.4 million, lower net investment income of $1.2 million, lower finance charges of $0.1 million, and lower net investment gains of $5.7 million.

The deterioration in pre-tax earnings for the first quarter of 2022 compared to the same period of the prior year was primarily due to the decreased revenue discussed above, partially offset by lower losses and loss adjustment expenses (“LAE”) of $5.5 million and lower operating expenses of $5.6 million. The decrease in losses and LAE was primarily due to decreased net premiums earned and lower net catastrophe losses, partially offset by unfavorable net prior year loss reserve development during the first quarter of 2022 compared to favorable net prior year loss development during the same period of 2021. Losses and LAE for the first quarter of 2022 included $1.1 million of net catastrophe losses as compared to $5.9 million during the same period of the prior year.  During the first quarter of 2022, we experienced $7.7 million of unfavorable net prior year loss reserve development, driven primarily by our exited contract binding line of business, compared to $2.1 million of favorable net prior year loss development during the same period of 2021.

We reported a net loss of $3.2 million for the three months ended March 31, 2022 as compared to net income of $9.0 million for the same period in 2021. On a fully diluted basis, we reported a net loss of $0.18 per share for the three months ended March 31, 2022, compared to net income of $0.49 per share for the same period in 2021. Our effective tax rate was 21.8% for the first three months of 2022 compared to 20.1% for the same period in 2021.  The effective tax rates for the three months ended March 31, 2022 and 2021 varied from the statutory tax rates primarily due to tax-exempt interest income.

First Quarter 2022 as Compared to First Quarter 2021

The following is additional business segment information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross premiums written	$103,850	$113,990	$30,277	$29,735	$16,832	$19,293	$—	$—	$150,959	$163,018
Ceded premiums written	(61,069)	(61,204)	(11,493)	(10,250)	(76)	(67)	—	—	(72,638)	(71,521)
Net premiums written	42,781	52,786	18,784	19,485	16,756	19,226	—	—	78,321	91,497
Change in unearned premiums	7,429	14,425	(2,077)	(2,419)	(1,197)	(1,651)	—	—	4,155	10,355
Net premiums earned	50,210	67,211	16,707	17,066	15,559	17,575	—	—	82,476	101,852

Total revenues	51,911	69,599	17,128	17,688	16,819	18,959	(186)	5,807	85,672	112,053

Losses and loss adjustment expenses	39,312	42,983	12,133	12,091	12,579	14,405	—	—	64,024	69,479

Pre-tax income (loss)	$2,565	$11,348	$(692)	$366	$(1,026)	$(1,623)	$(4,966)	$1,136	$(4,119)	$11,227

Net loss ratio (1)	78.3%	64.0%	72.6%	70.8%	80.8%	82.0%			77.6%	68.2%
Net expense ratio (1)	22.1%	24.1%	34.7%	31.6%	29.0%	30.4%			28.4%	27.2%
Net combined ratio (1)	100.4%	88.1%	107.3%	102.4%	109.8%	112.4%			106.0%	95.4%

Net (unfavorable) favorable prior year development	$(6,380)	$1,899	$262	$1,361	$(1,573)	$(1,174)			$(7,691)	$2,086

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $103.9 million for the three months ended March 31, 2022, which was $10.1 million, or 9%, less than the $114.0 million reported for the same period of 2021.  Net premiums written were $42.8 million for the three months ended March 31, 2022 as compared to $52.8 million for the same period of 2021.  The decrease in gross and net premiums written was primarily the result of lower premium production in our Commercial Auto, Professional Liability and E&S Casualty business units, partially offset by increased premium production in our E&S Property and Aerospace & Programs business units.

The $51.9 million of total revenue for the three months ended March 31, 2022 was $17.7 million less than the $69.6 million reported by the Specialty Commercial Segment for the same period in 2021. This decrease in revenue was primarily due to lower net premiums earned of $17.0 million, driven primarily by decreased net premiums earned in our Commercial Auto and Professional Liability business units.  Further contributing to the decrease in revenue was lower net investment income of $0.5 million for the three months ended March 31, 2022 as compared to the same period of 2021.

The Specialty Commercial Segment reported pre-tax income of $2.6 million for the first quarter of 2022 as compared to pre-tax income of $11.3 million reported for the same period in 2021.  The decrease in pre-tax income was primarily the result of the lower total revenue discussed above, partially offset by lower losses and LAE of $3.6 million and lower operating expenses of $5.4 million during the three months ended March 31, 2022 as compared to the same period during 2021.

Our Specialty Commercial Segment reported lower losses and LAE for the quarter ended March 31, 2022 compared to the same period of the prior year as the combined result of (a) a $1.0 million decrease in losses and LAE in our Commercial Auto business unit, (b) a $4.5 million increase in losses and LAE in our E&S Property business unit, (c) a $1.3 million decrease in losses and LAE in our E&S Casualty business unit, (d) a $4.8 million decrease in losses and

LAE in our Aerospace & Programs business unit, and (e) a $1.0 million decrease in losses and LAE attributable to our Professional Liability business unit. The Commercial Auto business unit’s decrease in losses and LAE was primarily due to lower net premiums earned partially offset by $2.5 million of unfavorable net prior year loss reserve development for the first quarter of 2022 as compared to $1.3 million of favorable net prior year loss reserve development during the first quarter of 2021. The unfavorable development during the first quarter of 2022 included $8.9 million of unfavorable net prior year loss reserve development attributable to the exited contract binding line of business.  The E&S Property business unit’s increase in losses and LAE was primarily due to lower net premiums earned and $3.0 million unfavorable net prior year loss reserve development during the first quarter of 2022 as compared to $0.4 million favorable net prior year loss reserve development during the same period of 2021, partially offset by a $0.7 million improvement in net catastrophe losses and lower current accident year non-catastrophe losses. The E&S Casualty business unit’s decrease in losses and LAE was primarily due to lower current accident year loss trends and $1.0 million of unfavorable prior year net loss reserve development during the first quarter of 2022 as compared to $1.3 million of unfavorable prior year net loss reserve development during the same period of 2021. The Aerospace & Programs business unit’s decrease in losses and LAE was primarily due to lower current accident year net loss trends in its general aviation line of business and $0.7 million of favorable prior year net loss reserve development during the first quarter of 2022 as compared to $0.4 million of favorable prior year net loss reserve development during the same period of 2021. The Professional Liability business unit’s decrease in losses and LAE was primarily due to lower current accident year loss trends partially offset by $0.2 million of favorable prior year net loss reserve development during the first quarter of 2022 as compared to $1.3 million of favorable prior year net loss reserve development during the same period of 2021.

Operating expenses decreased $5.4 million primarily as the result of lower production related expenses of $4.8 million, lower salary and related expenses of $0.7 million and lower other operating expenses of $0.2 million, partially offset by higher professional services of $0.2 million and higher travel related expenses of $0.1 million.

The Specialty Commercial Segment reported a net loss ratio of 78.3% for the three months ended March 31, 2022 as compared to 64.0% for the same period in 2021. The gross loss ratio before reinsurance was 86.9% for the three months ended March 31, 2022 as compared to 74.9% for the same period in 2021. The increase in the gross and net loss ratios was driven primarily by increased unfavorable prior year loss development primarily in our exited contract binding line of business, partially offset by lower catastrophe losses. The Specialty Commercial Segment reported unfavorable net loss reserve development of $6.4 million during the three months ended March 31, 2022 as compared to favorable net loss reserve development of $1.9 million during the same period of 2021. The Specialty Commercial Segment reported $3.5 million of gross catastrophe losses during the first quarter of 2022 as compared to $7.6 million during the same period of 2021. Net catastrophe losses were $1.1 million for the three months ended March 31, 2022 as compared to $5.9 million during the first quarter of 2021.  The Specialty Commercial Segment reported a net expense ratio of 22.1% for the first quarter of 2022 as compared to 24.1% for the same period of 2021 driven primarily by lower operating expenses.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $30.3 million for the three months ended March 31, 2022, which was $0.6 million more than the $29.7 million reported for the same period in 2021.  Net premiums written were $18.8 million for the three months ended March 31, 2022 as compared to $19.5 million for the same period in 2021.  The increase in the gross premiums written was due to higher premium production in our Commercial Accounts business unit.  The decrease in net premiums written was due to higher ceded catastrophe premiums during the first quarter of 2022.

Total revenue for the Standard Commercial Segment of $17.1 million for the three months ended March 31, 2022, was $0.6 million less than the $17.7 million reported for the same period in 2021. This decrease in total revenue was due to lower net premiums earned of $0.4 million and lower net investment income of $0.2 million for the three months ended March 31, 2022 as compared to the same period of 2021.

The Standard Commercial Segment reported a pre-tax loss of $0.7 million for the three months ended March 31, 2022 as compared to pre-tax income of $0.4 million for the same period of 2021.  This deterioration in pre-tax earnings was primarily the result of lower revenue discussed above and higher operating expenses of $0.5 million. Increased operating expenses were primarily the result of higher salary and related expenses of $0.2 million, higher other operating expenses of $0.3 million and higher professional services of $0.1 million, partially offset by lower production related expenses of $0.1 million.

The Standard Commercial Segment reported a net loss ratio of 72.6% for the three months ended March 31, 2022 as compared to 70.8% for the same period of 2021.  The gross loss ratio before reinsurance for the three months ended March 31, 2022 was 58.6% as compared to 57.7% reported for the same period of 2021.  The increase in the gross and net loss ratio was due primarily to higher current accident year loss trends and lower favorable net loss reserve development, partially offset by lower net catastrophe losses of $0.2 million during the first quarter of 2022 compared to $2.0 million for the same period of the prior year.  The Standard Commercial Segment reported favorable net loss reserve development of $0.3 million during the three months ended March 31, 2022 as compared to $1.4 million during the same period of 2021. The Standard Commercial Segment reported a net expense ratio of 34.7% for the first quarter of 2022 as compared to 31.6% for the same period of 2021.

Personal Segment

Gross premiums written for the Personal Segment were $16.8 million for the three months ended March 31, 2022 as compared to $19.3 million for the same period in the prior year.  Net premiums written for the Personal Segment were $16.8 million in the first quarter of 2022, which was a decrease of $2.4 million from the $19.2 million reported for the first quarter of 2021.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $16.8 million for the first quarter of 2022 as compared to $19.0 million for the same period in 2021.  The decrease in revenue was primarily due to lower net premiums earned of $2.0 million and lower finance charges of $0.2 million during the first quarter of 2022 as compared to the same period during 2021.

Pre-tax loss for the Personal Segment was $1.0 million for the three months ended March 31, 2022 as compared to a pre-tax loss of $1.6 million for the same period of 2021.  The reduction in pre-tax loss was primarily the result of lower losses and LAE of $1.8 million and decreased operating expenses of $1.0 million for the three months ended March 31, 2022 as compared to the same period during 2021, partially offset by the decreased revenue as discussed above.  However, rising inflationary trends, specifically loss costs, continue to impact the profitability of our Personal Segment.

The Personal Segment reported a net loss ratio of 80.8% for the three months ended March 31, 2022 as compared to 82.0% for the same period of 2021.  The gross loss ratio before reinsurance was 81.1% for the three months ended March 31, 2022 as compared to 84.4% for the same period in 2021.  The lower gross and net loss ratios were impacted by lower losses and LAE despite $0.4 million higher net unfavorable prior year loss reserve development during the first quarter of 2022 as compared to the same period of 2021. The Personal Segment reported a net expense ratio of 29.0% for the first quarter of 2022 as compared to 30.4% for the same period of 2021.  The decrease in the expense ratio was due primarily to lower operating expenses.

Corporate

Total revenue for Corporate decreased by $6.0 million for the three months ended March 31, 2022 as compared to the same period the prior year.  This decrease in total revenue was due predominately to lower net investment income of $0.4 million for the three months ended March 31, 2022 as compared to the same period during 2021, as well as a $5.6 million reduction in investment gains during the first quarter of 2022 as compared to the same period of 2021.

Corporate pre-tax loss was $5.0 million for the three months ended March 31, 2022 as compared to pre-tax income of $1.1 million for the same period of 2021.  The pre-tax loss for the first quarter of 2022 was primarily due to the lower revenue discussed above and higher operating expenses of $0.1 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2022, Hallmark and its non-insurance company subsidiaries had $11.4 million in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $172.0 million of unrestricted cash and cash equivalents, as well as $388.3 million in debt securities with an average modified duration of 1.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2022, the aggregate ordinary dividend capacity of these subsidiaries is $32.0 million, of which $22.7 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first three months of 2022 and 2021, our insurance subsidiaries did not pay any dividends to Hallmark. During the first three months of 2022 and 2021, our insurance subsidiaries paid $3.0 million and $4.5 million in management fees to Hallmark, respectively.

Comparison of March 31, 2022 to December 31, 2021

On a consolidated basis, our cash (excluding restricted cash) and investments at March 31, 2022 were $624.2 million compared to $691.6 million at December 31, 2021. The primary reasons for this decrease in unrestricted cash and investments were cash used by operations and purchases of investment securities.

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

During the three months ended March 31, 2022, our cash flow used by operations was $62.0 million compared to cash flow provided by operations of $29.5 million during the same period the prior year. The cash flow used in operations was driven primarily by higher reinsurance balances paid during the first quarter of 2022 of $50.0 mllion due primarily to the correction of immaterial errors relating to certain reinsurance treaties reported during the third quarter of 2021, an increase in net paid claims and lower collected investment income, partially offset by decreased paid operating expenses during the three months ended March 31, 2022 as compared to the same period the prior year.

Net cash used in investing activities during the first three months of 2022 was $107.1 million as compared to net cash provided by investing activities of $149.5 million during the first three months of 2021. The net cash used in investing activities during the first three months of 2022 was primarily comprised of an increase of $139.0 million in purchases of debt and equity securities, a decrease of $117.0 million in maturities, sales and redemptions of investment securities and a $0.6 million increase in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first three months of 2022 or 2021.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 38.3% as of March 31, 2022.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at March 31, 2021	4.08%	3.73%

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

AHIC, HIC, HSIC, HCM and HNIC (collectively, the “Hallmark Insurers”) are parties to a Loss Portfolio Transfer Reinsurance Contract (the “LPT Contract”) and related agreements with DARAG Bermuda Ltd. (“DARAG Bermuda”) and DARAG Insurance (Guernsey) Limited (“DARAG Guernsey” and, collectively, the “Reinsurers”).  (See Note 9, “Reinsurance – Loss Portfolio Transfer” in the Notes to Consolidated Financial Statements.)

The Reinsurers and the Hallmark Insurers have agreed to submit to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  (See Note 10.)  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has not yet been constituted and no pleadings have been submitted.  However, based on prior negotiations, the Company expects the Reinsurers to seek rescission of the LPT Contract on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company also intends to pursue an arbitration award enforcing the terms of the LPT Contract and reimbursing the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers. The arbitration panel is currently being constituted, and no pleadings have yet been submitted. Because the dispute is at an initial stage, we are unable at this time to provide an evaluation of the likelihood of an adverseoutcome.

As of March 31, 2022 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended March 31, 2022.

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

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2022).

4	Description of registrant’s securities (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K for the year ended December 31, 2019).

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: May 12, 2022	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman and Chief Executive Officer (principal executive officer)

Date: May 12, 2022	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)