Form 10-Q
period 2022-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2022-08-15
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share –18,184,824 shares outstanding as of August 15, 2022.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $442,218 in 2022 and $288,175 in 2021)	$435,266	$290,073
Equity securities (cost; $42,856 in 2022 and $42,120 in 2021)	44,325	48,695
Total investments	479,591	338,768

Cash and cash equivalents	113,207	352,867
Restricted cash	4,019	3,810
Ceded unearned premiums	158,634	146,433
Premiums receivable	99,994	90,621
Accounts receivable	4,413	6,914
Receivable from reinsurer	38,645	—
Receivable for securities	3,970	1,326
Reinsurance recoverable	522,957	549,964
Deferred policy acquisition costs	5,318	6,811
Intangible assets, net	567	819
Federal income tax recoverable	2,906	18,217
Deferred federal income taxes, net	—	8,906
Prepaid pension	57	—
Prepaid expenses	4,141	2,389
Other assets	27,584	25,753
Total assets	$1,466,003	$1,553,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $697 in 2022 and $746 in 2021)	$49,303	$49,254
Subordinated debt securities (less unamortized debt issuance cost of $717 in 2022 and $744 in 2021)	55,985	55,959
Reserves for unpaid losses and loss adjustment expenses	848,207	816,681
Unearned premiums	296,662	284,427
Reinsurance payable	64,466	117,908
Pension liability	—	174
Payable for securities	1,078	3,280
Accounts payable and other liabilities	53,930	50,394
Total liabilities	1,369,631	1,378,077
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2022 and 2021	3,757	3,757
Additional paid-in capital	123,166	122,844
Retained earnings	2,067	74,703
Accumulated other comprehensive loss	(7,984)	(1,035)
Treasury stock (2,688,007 shares in 2022 and 2,700,364 in 2021), at cost	(24,634)	(24,748)
Total stockholders’ equity	96,372	175,521
Total liabilities and stockholders’ equity	$1,466,003	$1,553,598

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross premiums written	$182,066	$169,716	$333,025	$332,734
Ceded premiums written	(97,765)	(82,230)	(170,403)	(153,751)
Net premiums written	84,301	87,486	162,622	178,983
Change in unearned premiums	(4,188)	9,098	(33)	19,453
Net premiums earned	80,113	96,584	162,589	198,436

Investment income, net of expenses	3,120	2,353	4,979	5,363
Investment (losses) gains, net	(3,994)	3,876	(3,943)	9,655
Finance charges	980	1,109	1,963	2,242
Commission and fees	283	250	570	510
Other income	12	16	28	35

Total revenues	80,514	104,188	166,186	216,241

Losses and loss adjustment expenses	111,933	76,489	175,957	145,968
Operating expenses	24,639	27,335	49,016	57,307
Interest expense	1,366	1,249	2,630	2,498
Amortization of intangible assets	126	126	252	252

Total expenses	138,064	105,199	227,855	206,025

(Loss) income before tax	(57,550)	(1,011)	(61,669)	10,216
Income tax expense (benefit)	11,867	(165)	10,967	2,091
Net (loss) income	$(69,417)	$(846)	$(72,636)	$8,125

Net (loss) income per share:
Basic	$(3.82)	$(0.05)	$(4.00)	$0.45
Diluted	$(3.82)	$(0.05)	$(4.00)	$0.45

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(69,417)	$(846)	$(72,636)	$8,125
Other comprehensive (loss) income:
Change in net actuarial gain	27	44	54	87
Tax effect on change in net actuarial gain	(6)	(9)	(12)	(18)
Unrealized holding (losses) gains arising during the period	(4,605)	2,202	(7,686)	2,787
Tax effect on unrealized holding losses (gains) arising during the period	967	(462)	1,614	(585)
Reclassification adjustment for gains included in net (loss) income	(1,017)	(2,826)	(1,163)	(4,229)
Tax effect on reclassification adjustment for gains included in net loss (income)	213	593	244	888
Other comprehensive loss, net of tax	(4,421)	(458)	(6,949)	(1,070)
Comprehensive (loss) income	$(73,838)	$(1,304)	$(79,585)	$7,055

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	122,741	122,725	122,844	122,893
Equity based compensation	374	57	436	154
Shares issued under employee benefit plans	51	—	(114)	(265)
Balance, end of period	123,166	122,782	123,166	122,782

Retained Earnings
Balance, beginning of period	71,484	74,671	74,703	65,700
Net (loss) income	(69,417)	(846)	(72,636)	8,125
Balance, end of period	2,067	73,825	2,067	73,825

Accumulated Other Comprehensive Income
Balance, beginning of period	(3,563)	(229)	(1,035)	383
Additional minimum pension liability, net of tax	21	35	42	69
Unrealized holding (losses) gains arising during period, net of tax	(3,638)	1,740	(6,072)	2,202
Reclassification adjustment for gains included in net (loss) income, net of tax	(804)	(2,233)	(919)	(3,341)
Balance, end of period	(7,984)	(687)	(7,984)	(687)

Treasury Stock
Balance, beginning of period	(24,583)	(24,761)	(24,748)	(25,026)
Shares issued under employee benefit plans	(51)	—	114	265
Balance, end of period	(24,634)	(24,761)	(24,634)	(24,761)

Total Stockholders' Equity	$96,372	$174,916	$96,372	$174,916

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(72,636)	$8,125

Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization expense	1,492	1,651
Deferred federal income taxes expense	10,754	818
Investment losses (gains), net	3,943	(9,655)
Share-based payments expense	436	154
Change in ceded unearned premiums	(12,201)	411
Change in premiums receivable	(9,373)	14,540
Change in accounts receivable	2,501	1,443
Change in receivable from reinsurer	(38,645)	—
Change in deferred policy acquisition costs	1,493	4,549
Change in reserves for losses and loss adjustment expenses	31,526	20,981
Change in unearned premiums	12,235	(19,865)
Change in reinsurance recoverable	27,007	(6,893)
Change in reinsurance balances payable	(53,442)	7,731
Change in federal income tax recoverable	15,311	5,417
Change in all other liabilities	3,380	1,088
Change in all other assets	(2,087)	(1,596)
Net cash (used in) provided by operating activities	(78,306)	28,899
Cash flows from investing activities:
Purchases of property and equipment	(1,845)	(1,328)
Purchases of investment securities	(270,217)	(52,409)
Maturities, sales and redemptions of investment securities	110,917	248,562
Net cash (used in) provided by investing activities	(161,145)	194,825
(Decrease) increase in cash and cash equivalents and restricted cash	(239,451)	223,724
Cash and cash equivalents and restricted cash at beginning of period	356,677	108,308
Cash and cash equivalents and restricted cash at end of period	$117,226	$332,032

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

The interim financial data as of June 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim financial data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.3 million and a fair value of $45.5 million as of June 30, 2022.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $56.0 million and a fair value of $33.7 million as of June 30, 2022. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Income Taxes

We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. We account for income taxes under the asset and liability method, which requires the recognition of deferred taxes for temporary differences between the financial statement and tax return basis of assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expenditures for which we have already taken a deduction in our tax return but have not yet been recognized in our financial statements. Under GAAP we are required to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax assets to an amount that is more likely than not to be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances.  We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to realize the value of the deferred tax assets. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income and tax-planning strategies that would result in the realization of deferred tax assets. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. If actual experience differs from these estimates and assumptions, the recognized deferred tax asset value may not be fully realized, resulting in an increase to income tax expense in our results of operations.

As of June 30, 2022 the Company recognized a full valuation allowance of $23.9 million against its deferred tax assets because we determined that it is more likely than not that these assets will not be recoverable.

If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity.  Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at June 30, 2022.

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$41,246	$—	$41,246
Corporate bonds	—	269,752	—	269,752
Corporate bank loans	—	75,572	—	75,572
Municipal bonds	—	47,108	—	47,108
Mortgage-backed	—	1,588	—	1,588
Total debt securities	—	435,266	—	435,266
Total equity securities	44,325	—	—	44,325
Total investments	$44,325	$435,266	$—	$479,591

	As of December 31, 2021
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$62,984	$—	$62,984
Corporate bonds	—	105,234	347	105,581
Corporate bank loans	—	81,189	—	81,189
Municipal bonds	—	38,464	—	38,464
Mortgage-backed	—	1,855	—	1,855
Total debt securities	—	289,726	347	290,073
Total equity securities	48,695	—	—	48,695
Total investments	$48,695	$289,726	$347	$338,768

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022 and 2021 (in thousands):

Beginning balance as of January 1, 2022	$347
Sales	—
Settlements	(347)
Purchases	—
Issuances	—
Total realized/unrealized losses included in net income	—
Net gain included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of June 30, 2022	$—

Beginning balance as of January 1, 2021	$348
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net loss	—
Net gains included in other comprehensive loss	10
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of June 30, 2021	$358

4. Investments

The amortized cost/carrying value and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
	Carrying Value	Gains	Losses	Fair Value
As of June 30, 2022
U.S. Treasury securities and obligations of U.S. Government	$42,115	$-	$(869)	$41,246
Corporate bonds	272,198	1,167	(3,613)	269,752
Corporate bank loans	78,949	-	(3,377)	75,572
Municipal bonds	47,315	114	(321)	47,108
Mortgage-backed	1,641	8	(61)	1,588
Total debt securities	442,218	1,289	(8,241)	435,266
Total equity securities	42,856	6,355	(4,886)	44,325
Total investments	$485,074	$7,644	$(13,127)	$479,591

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
As of December 31, 2021	Carrying Value	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government	$63,098	$56	$(170)	$62,984
Corporate bonds	103,515	2,115	(49)	105,581
Corporate bank loans	81,570	84	(465)	81,189
Municipal bonds	38,162	372	(70)	38,464
Mortgage-backed	1,830	29	(4)	1,855
Total debt securities	288,175	2,656	(758)	290,073
Total equity securities	42,120	9,355	(2,780)	48,695
Total investments	$330,295	$12,011	$(3,538)	$338,768

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Corporate bonds	1	164	13	361
Corporate bank loans	21	40	26	91
Municipal bonds	(7)	15	(7)	7
Mortgage Backed	(9)	—	(9)	—
Equity securities	1,011	2,607	1,140	3,770
Gain on investments	1,017	2,826	1,163	4,229
Unrealized (losses) gain on equity investments	(5,011)	1,050	(5,106)	5,426
Investment gains, net	$(3,994)	$3,876	$(3,943)	$9,655

We realized gross gains on investments of $1.0 million and $3.2 million during the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively. We realized gross losses on investments of $24 thousand and $0.4 million for the three months ended June 30, 2022 and 2021, respectively and $31 thousand and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. We recorded proceeds from the sale of investment securities of $3.9 million and $14.5 million during the three months ended June 30, 2022 and 2021, respectively, and $4.5 million and $15.7 milion for the six months ended June 30, 2022 and 2021, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$41,246	$(869)	$—	$—	$41,246	$(869)
Corporate bonds	260,529	(3,606)	292	(7)	260,821	(3,613)
Corporate bank loans	40,291	(1,655)	34,040	(1,722)	74,331	(3,377)
Municipal bonds	10,230	(301)	1,406	(20)	11,636	(321)
Mortgage-backed	1,534	(56)	8	(5)	1,542	(61)
Total debt securities	353,830	(6,487)	35,746	(1,754)	389,576	(8,241)
Total equity securities	14,320	(1,435)	5,734	(3,451)	20,054	(4,886)
Total investments	$368,150	$(7,922)	$41,480	$(5,205)	$409,630	$(13,127)

	As of December 31, 2021
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$43,273	$(170)	$—	$—	$43,273	$(170)
Corporate bonds	-	-	2,245	(49)	2,245	(49)
Corporate bank loans	42,256	(177)	16,763	(288)	59,019	(465)
Municipal bonds	3,321	(58)	1,038	(12)	4,359	(70)
Mortgage-backed	-	-	10	(4)	10	(4)
Total debt securities	88,850	(405)	20,056	(353)	108,906	(758)
Total equity securities	6,221	(710)	5,055	(2,070)	11,276	(2,780)
Total investments	$95,071	$(1,115)	$25,111	$(2,423)	$120,182	$(3,538)

We had a total of 201 debt securities with an unrealized loss, of which 167 were in an unrealized loss position for less than one year and 34 were in an unrealized loss position for a period of one year or greater, as of June 30, 2022.  We held a total of 100 debt securities with an unrealized loss, of which 74 were in an unrealized loss position for less than one year and 26 were in an unrealized loss position for a period of one year or greater, as of December 31, 2021. We consider these losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at June 30, 2022 and December 31, 2021 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We did not recognize any impairment loss on debt securities during the six months ended June 30, 2022 and 2021, respectively.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income. We did not dispose of any previously impaired securities during the six months ended June 30, 2022 or 2021, respectively.

Equity Investments: Equity investments that are not consolidated or accounted for under the equity method of accounting with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at June 30, 2022 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$88,002	$87,501
Due after one year through five years	287,111	283,125
Due after five years through ten years	58,138	55,924
Due after ten years	7,326	7,128
Mortgage-backed	1,641	1,588
	$442,218	$435,266

5. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $21.3 million and $30.0 million at June 30, 2022 and December 31, 2021, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	June 30,	June 30,
	2022	2021
Balance at January 1	$816,681	$789,768
Less reinsurance recoverable	387,915	357,200
Net balance at January 1	428,766	432,568

Incurred related to:
Current year	112,683	144,924
Prior years	63,274	1,044
Total incurred	175,957	145,968

Paid related to:
Current year	32,041	37,041
Prior years	101,888	91,689
Total paid	133,929	128,730

Net balance at June 30	470,794	449,806
Plus reinsurance recoverable	377,413	360,943
Balance at June 30	$848,207	$810,749

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	June 30,
	2022	2021
Specialty Commercial Segment	$59,658	$(772)
Standard Commercial Segment	208	(1,343)
Personal Segment	3,408	3,159
Total unfavorable (favorable) net prior year development	$63,274	$1,044

The following describes the primary factors behind each segment’s prior accident year reserve development for the six months ended June 30, 2022 and 2021:

Six months ended June 30, 2022:

●	Specialty Commercial Segment. Our Commercial Auto business unit experienced net unfavorable development in the 2020 and prior accident years primarily in the exited contract binding commercial automobile liability line of business due in part to exceeding the aggregate limit of the loss portfolio transfer agreement covering accident years 2019 and prior entered into during 2020, partially offset by net favorable development in both the primary and excess commercial automobile lines of business in the 2021 accident year. Our E&S Property business unit experienced net unfavorable development due to the development of catastrophe-related losses in the 2021 and 2020 accident years. We experienced net unfavorable development in our E&S Casualty and Professional Liability business units. We experienced net favorable development in our and Aerospace & Programs business unit..
●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net unfavorable development in the general liability line of business in all accident years, partially offset by net favorable development in the property and commercial auto liability lines of business primarily in accident years 2021 and 2020. The run-off from our former Workers Compensation operating unit experienced net unfavorable development in the 2015 and prior accident years.
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

7. Share-Based Payment Arrangements

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of June 30, 2022, restricted stock units representing the right to receive up to 768,177 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock options outstanding under the 2015 LTIP as of June 30, 2022.

Stock Options:

There were no stock options outstanding at any point during the six months ended June 30, 2022.  There were no stock options granted, exercised or forfeited during the three months ended June 30, 2022 or 2021, respectively.  As of June 30, 2022, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. For grants issued prior to 2021, restricted stock units vest and shares of common stock become issuable on March 31 of the third calendar year following the year of grant if performance criteria have been satisfied. Restricted stock units awarded under the 2015 LTIP during 2021 and 2022 cumulatively vest up to 50%, 80% and 100%, and shares of common stock become issuable, on March 31 of the third, fourth and fifth calendar years, respectively, following the year of grant if performance criteria have been satisified.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2018, 2019, 2021and 2022 was $10.87, $18.10, $4.21 and $3.62 per unit, respectively.  We incurred compensation expense of $374 thousand and $436 thousand related to restricted stock units during the three and six  months ended June 30, 2022, respectively.  We incurred compensation expense of $57 thousand and $154 thousand related to restricted stock units during the three and six  months ended June 30, 2021, respectively. We recorded income tax benefit of $79 thousand and $92 thousand related to restricted stock units during the three and six months ended June 30, 2022, respectively.  We recorded income tax benefit of $12 thousand and $32 thousand related to restricted stock units during the three and six months ended June 30, 2021, respectively.

The following table details the status of our restricted stock units as of and for the six months ended June 30, 2022 and 2021.

	Number of Restricted Stock Units
	2022	2021
Nonvested at January 1	581,689	228,827
Granted	611,747	—
Vested	(12,357)	(28,874)
Forfeited	(65,527)	(142,021)
Nonvested at June 30	1,115,552	57,932

As of June 30, 2022, there was $4.0 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $4.1 million of compensation cost related to unvested restricted stock units, of which $0.7 million is expected to be recognized during the remainder of 2022, $1.5 million in 2023, $1.1 million in 2024, $0.5 million in 2025, $0.2 million in 2026 and $25 thousand is expected to be recognized in 2027.

8. Segment Information

The following is business segment information for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Specialty Commercial Segment	$49,087	$64,890	$100,998	$134,489
Standard Commercial Segment	16,888	17,240	34,016	34,928
Personal Segment	17,048	19,115	33,867	38,074
Corporate	(2,509)	2,943	(2,695)	8,750
Consolidated	$80,514	$104,188	$166,186	$216,241

Pre-tax (loss) income
Specialty Commercial Segment	$(45,907)	$4,848	$(43,342)	$16,196
Standard Commercial Segment	(786)	(1,976)	(1,478)	(1,610)
Personal Segment	(2,819)	(2,766)	(3,845)	(4,389)
Corporate	(8,038)	(1,117)	(13,004)	19
Consolidated	$(57,550)	$(1,011)	$(61,669)	$10,216

The following is additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
Assets:	2022	2021
Specialty Commercial Segment	$1,099,819	$1,163,947
Standard Commercial Segment	183,849	194,594
Personal Segment	121,022	128,165
Corporate	61,313	66,892
Consolidated	$1,466,003	$1,553,598

9. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2022 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table shows earned premiums ceded and reinsurance loss recoveries by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Ceded earned premiums	$81,777	$77,206	$158,202	$154,163
Reinsurance recoveries	$66,805	$75,820	$133,386	$134,961

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

The Reinsurers and the Hallmark Insurers have  submitted to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract. Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings. (See Note 17.) As of June 30, 2022, our consolidated balance sheet included a $38.6 million account receivable from DARAG related to the Hallmark Insurers funding claim payments under the LPT contract pending resolution of the dispute.

As of June 30, 2022, the ultimate incurred losses from the subject business were $269.6 million or $29.6 million in excess of the aggregate limit of $240.0 million.  Our reinsurance recoverables of $523.0 million include $26.0 million related to the LPT Contract as of June 30, 2022.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000

Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at June 30, 2022	5.08%	4.73%

11. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities.  The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 52.0% as of June 30, 2022.

12. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period reported in operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Deferred	$8,231	$(6,061)	$(16,094)	$(21,164)
Amortized	(6,702)	9,156	17,587	25,713
Net	$1,529	$3,095	$1,493	$4,549

13. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Weighted average shares - basic	18,186	18,171	18,179	18,157
Effect of dilutive securities	—	—	—	—
Weighted average shares - assuming dilution	18,186	18,171	18,179	18,157

We had no shares of common stock potentially issuable upon exercise of employee stock options for the three months and six months ended June 30, 2022. For the three and six months months ended June 30, 2021, we had 14,157 shares of common stock potentially issuable upon the exercise of employee stock options which were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  These instruments, to the extent not previously cancelled or exercised, expired in 2021.

14. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest cost	$75	$67	$150	$135
Amortization of net loss	27	44	54	87
Expected return on plan assets	(191)	(177)	(382)	(354)
Net periodic pension cost	$(89)	$(66)	$(178)	$(132)
Contributed amount	$—	$—	$—	$—

15. Income Taxes

Our effective income tax rate for the six  months ended June 30, 2022 and 2021 was -17.8% and 20.5%, respectively.  During the second quarter of 2022 we recorded a full valuation allowance of $23.9 million against our net deferred tax assets primarily due to recent net losses, including the current period net loss.   The effective rate for the six months ended June 30, 2021 varied from the statutory tax rates primarily due to tax exempt interest income.

16. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of June 30,
	2022	2021

Cash and cash equivalents	$113,207	$326,558
Restricted cash	4,019	5,474
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$117,226	$332,032

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

Interest paid	$3,666	$1,590

Income taxes (recovered) paid	$(15,098)	$(4,145)

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$3,970	$7,037

Payable for securities related to investment purchases	$1,078	$5,774

17. Commitments and Contingencies

The Reinsurers and the Hallmark Insurers have submitted to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  (See Note 9.)  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has been constituted and a final hearing on the merits is anticipated in the first quarter of 2023.  In the arbitration, the Reinsurers seek rescission of the LPT Contract or, in the alternative, damages on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company is seeking an arbitration award enforcing the terms of the LPT Contract and requiring the Reinsurers to reimburse the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers.  The arbitration panel has ordered that the Reinsurers  post security for any final award in the amount of the Minimum Funding Requirement (as defined in the LPT Contract).  Because the dispute is at an initial stage, we are unable at this time to provide an evaluation of the likelihood of an adverse outcome.

As of June 30, 2022 we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during the first six months of 2022 or 2021.

18. Changes in Accumulated Other Comprehensive (Loss) Income Balances

The changes in accumulated other comprehensive (loss) income balances as of June 30, 2022 and 2021 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2021	$(3,762)	$4,145	$383
Other comprehensive loss:
Change in net actuarial gain	87	—	87
Tax effect on change in net actuarial gain	(18)	—	(18)
Unrealized holding gains arising during the period	—	2,787	2,787
Tax effect on unrealized holdings gains arising during the period	—	(585)	(585)
Reclassification adjustment for gains included in net income	—	(4,229)	(4,229)
Tax effect on reclassification adjustment for gains included in net income	—	888	888
Other comprehensive loss, net of tax	69	(1,139)	(1,070)

Balance at June 30, 2021	$(3,693)	$3,006	$(687)

Balance at January 1, 2022	$(2,641)	$1,606	$(1,035)
Other comprehensive income:
Change in net actuarial gain	54	—	54
Tax effect on change in net actuarial gain	(12)	—	(12)
Unrealized holding gains arising during the period	—	(7,686)	(7,686)
Tax effect on unrealized holding gains arising during the period	—	1,614	1,614
Reclassification adjustment for gains included in net income	—	(1,163)	(1,163)
Tax effect on reclassification adjustment for gains included in net income	—	244	244
Other comprehensive loss, net of tax	42	(6,991)	(6,949)

Balance at June 30, 2022	$(2,599)	$(5,385)	$(7,984)

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 12 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the six month periods ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Operating lease cost	$707	$375	$1,380	$1,094

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$598	$539	$1,145	$1,084

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$436	$—	$436

Other lease information as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30,	December 31,
	2022	2021

Operating lease right-of-use assets	$13,153	$13,211

Operating lease liabilities	$15,220	$15,062

Weighted-average remaining lease term - operating leases	10.8	11.4

Weighted-average discount rate - operating leases	6.23%	6.22%

We incurred $13 thousand in short-term lease payments not included in our lease liability during the six months ended June 30, 2022.

Future minimum lease payments under non-cancellable leases as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021

2022	$1,173	$2,171
2023	2,224	2,023
2024	2,421	2,216
2025	2,537	2,450
2026	2,497	2,497
Thereafter	15,767	15,767
Total future minimum lease payments	$26,619	$27,124

Less imputed interest	$(11,399)	$(12,062)
Total operating lease liability	$15,220	$15,062

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

Results of Operations

Management overview. During the three months ended June 30, 2022, our total revenue was $80.5 million, representing a decrease of 23% from the $104.2 million in total revenue for the same period of 2021.  During the six months ended June 30, 2022, our total revenue was $166.2 million, representing a decrease of 23% from the $216.2 million in total revenue for the same period of 2021.  During the three months ended June 30, 2022, we reported a pre-tax loss of $57.6 million, as compared to a pre-tax loss of $1.0 million reported during the same period the prior year.  During the six months ended June 30, 2022, we reported a pre-tax loss of $61.7 million, as compared to pre-tax income of $10.2 million reported during the same period the prior year.

The decrease in revenue for the three months ended June 30, 2022 compared to the same period of the prior year was primarily due to lower net premiums earned of $16.5 million, net investment losses of $4.0 million compared to investment gains of $3.9 million the prior year, and lower finance charges of $0.1 million, partially offset by higher net investment income of $0.8 million. The decrease in revenue for the six months ended June 30, 2022 compared to the same period of the prior year was primarily due to decreased net premiums earned of $35.8 million, net investment losses of $3.9 million compared to investment gains of $9.7 million the prior year, lower net investment income of $0.4 million and lower finance charges of $0.3 million, partially offset by higher commission and fees of $0.1 million.

The increase in pre-tax loss for the three months ended June 30, 2022 compared to the same period of the prior year was primarily due to the decreased revenue discussed above as well as increased losses and loss adjustment expenses (“LAE”) of $35.4 million.  The increase in losses and LAE was primarily due to $55.6 million of adverse prior year loss reserve development for the second quarter of 2022, $35.6 million of which was from the exited contract binding line of the primary commercial automobile business, as compared to $3.1 million of unfavorable prior year loss reserve development for the same period the prior year, partially offset by lower earned premium volume and lower net catastrophe losses.  Losses and LAE for the second quarter of 2022 included $2.0 million of net catastrophe losses as compared to $3.7 million during the same period of the prior year.  Lower operating expenses of $2.7 million partially offset the increase in pre-tax loss for the three months ended June 30, 2022 as compared to the same period of the prior year.

The deterioration of pre-tax results for the six months ended June 30, 2022 compared to the same period of the prior year was primarily due to the decreased revenue discussed above as well as by increased losses and loss adjustment expenses (“LAE”) of $30.0 million.  The increase in losses and LAE was primarily due to $63.3 million of unfavorable prior year loss reserve development for the six months ended June 30, 2022, $44.4 million of which was from the exited contract binding line of the primary commercial automobile business, as compared to $1.0 million of unfavorable prior year loss reserve development for the prior year period, partially offset by lower earned premium volume and lower net catastrophe losses.  Losses and LAE for the six months ended June 30, 2022 included $3.1 million of net catastrophe losses as compared to $9.6 million during the same period of the prior year. Lower operating expenses of $8.3 million partially offset the increase in pre-tax loss for the six months ended June 30, 2022 as compared to pre-tax income reported for the same period of the prior year.

We reported a net loss of $69.4 million for the three months ended June 30, 2022 as compared to a net loss of $0.8 million for the same period in 2021.  We reported a net loss of $72.6 million for the six months ended June 30, 2022 as compared to net income of $8.1 million for the same period in 2021.  On a diluted basis per share, we reported a net loss of $3.82 per share for the three months ended June 30, 2022, compared to a net loss of $0.05 per share for the same period in 2021.  On a diluted basis per share, we reported a net loss of $4.00 per share for the six months ended June 30, 2022, as compared to net income of $0.45 per share for the same period in 2021.  Our effective tax rate was -17.8% for the first six months of 2022 compared to 20.5% for the same period in 2021.  During the second quarter of 2022 we recorded a full valuation allowance of $23.9 million against our net deferred tax assets primarily due to recent net losses, including the current period net loss.     The effective rate for the six months ended June 30, 2021 varied from the statutory tax rates primarily due to tax exempt interest income.

Second Quarter 2022 as Compared to Second Quarter 2021

The following is additional business segment information for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross premiums written	$138,379	$126,190	$28,569	$27,712	$15,118	$15,814	$—	$—	$182,066	$169,716
Ceded premiums written	(86,846)	(71,805)	(10,845)	(10,330)	(74)	(95)	—	—	(97,765)	(82,230)
Net premiums written	51,533	54,385	17,724	17,382	15,044	15,719	—	—	84,301	87,486
Change in unearned premiums	(3,838)	7,937	(1,160)	(835)	810	1,996	—	—	(4,188)	9,098
Net premiums earned	47,695	62,322	16,564	16,547	15,854	17,715	—	—	80,113	96,584

Total revenues	49,087	64,890	16,888	17,240	17,048	19,115	(2,509)	2,943	80,514	104,188

Losses and loss adjustment expenses	85,765	46,112	12,074	14,138	14,094	16,239	—	—	111,933	76,489

Pre-tax (loss) income	$(45,907)	$4,848	$(786)	$(1,976)	$(2,819)	$(2,766)	$(8,038)	$(1,117)	$(57,550)	$(1,011)

Net loss ratio (1)	179.8%	74.0%	72.9%	85.4%	88.9%	91.7%			139.7%	79.2%
Net expense ratio (1)	19.2%	23.8%	34.5%	31.7%	31.6%	27.2%			29.5%	27.2%
Net combined ratio (1)	199.0%	97.8%	107.4%	117.1%	120.5%	118.9%			169.2%	106.4%

Net unfavorable (favorable) prior year development	$53,278	$1,127	$470	$18	$1,835	$1,985			$55,583	$3,130

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $138.4 million for the three months ended June 30, 2022, which was $12.2 million, or 10%, higher than the $126.2 million reported for the same period of 2021.  Net premiums written were $51.5 million for the three months ended June 30, 2022 as compared to $54.4 million for the same period of 2021.  The increase in gross premiums written was primarily the result of higher premium production in our  E&S Property,  E&S Casualty and Commercial Auto business units, partially offset by lower premium production in our Aerospace & Programs and Professional Liability business units.  The decrease in net premiums written was primarily the result of higher ceded premiums in our E&S Property, E&S Casualty and Commercial Auto business units as well as lower premium production in our Aerospace & Programs and Professional Liability business units causing the net premiums written in all of our Specialty Commercial Segment’s business units except for our E&S Property business unit to be lower during the second quarter of 2022 as compared to the second quarter of 2021.

The $49.1 million of total revenue for the three months ended June 30, 2022 was $15.8 million less than the $64.9 million reported by the Specialty Commercial Segment for the same period in 2021.  This decrease in revenue was primarily due to lower net premiums earned of $14.6 million, driven primarily by decreased net premiums earned in our Aerospace & Programs, Commercial Auto, Professional Liability and E&S Property business units, partially offset by higher net premiums earned in our E&S Casualty business unit.  Further contributing to the decrease in revenue was lower net investment income of $1.2 million for the three months ended June 30, 2022 as compared to the same period of 2021.

The Specialty Commercial Segment reported a pre-tax loss of $45.9 million for the second quarter of 2022 as compared to pre-tax income of $4.8 million reported for the same period in 2021.  The deterioration in pre-tax results was primarily the result of higher losses and LAE of $39.7 million, as well as the lower total revenue discussed above, partially offset by lower operating expenses of $4.7 million during the three months ended June 30, 2022 as compared to the same period during 2021.

Our Specialty Commercial Segment reported higher losses and LAE for the quarter ended June 30, 2022 compared to the same period of the prior year as the combined result of (a) a $32.0 million increase in losses and LAE in our Commercial Auto business unit, (b) a $1.3 million decrease in losses and LAE in our E&S Property business unit, (c) a $9.0 million increase in losses and LAE in our E&S Casualty business unit, (d) a $5.1 million decrease in losses and LAE in our Aerospace & Programs business unit, and (e) a $5.1 million increase in losses and LAE attributable to our Professional Liability business unit.  The Commercial Auto business unit’s increase in losses and LAE was primarily due to unfavorable net prior year loss reserve development of $35.4 million for the second quarter of 2022 as compared to $0.3 million of unfavorable net prior year loss reserve development during the second quarter of 2021.  The unfavorable development during the second quarter of 2022 included $35.6 million of unfavorable net prior year loss reserve development attributable to the exited contract binding line of business.  The E&S Property business unit’s decrease in losses and LAE was primarily due to $0.1 million unfavorable net prior year loss reserve development during the second quarter of 2022 as compared to $1.7 million unfavorable net prior year loss reserve development during the same period of 2021 as well as improved current accident year non-catastrophe loss trends, partially offset by $1.3 million of net catastrophe losses during the quarter compared to nominal catastrophe losses the same period the prior year.  The E&S Casualty business unit’s increase in losses and LAE was primarily due to $10.3 million of unfavorable prior year net loss reserve development during the second quarter of 2022 as compared to $2.8 million of unfavorable prior year net loss reserve development during the same period of 2021 as well as higher net premiums earned.  The Aerospace & Programs business unit’s decrease in losses and LAE was primarily due to lower net premiums earned and lower current accident year net loss trends in its general aviation line of business partially offset by $2.2 million of unfavorable prior year net loss reserve development during the second quarter of 2022 as compared to $0.5 million of unfavorable prior year net loss reserve development during the same period of 2021.  The Professional Liability business unit’s increase in losses and LAE was primarily due to unfavorable prior year net loss reserve development of $5.3 million during the second quarter of 2022 as compared to $4.1 million of favorable prior year net loss reserve development during the same period of 2021, partially offset by lower net premiums earned as well as improved current accident year loss trends.  Operating expenses decreased $4.7 million primarily as the result of lower production related expenses.

The Specialty Commercial Segment reported a net loss ratio of 179.8% for the three months ended June 30, 2022 as compared to 74.0% for the same period in 2021.  The gross loss ratio before reinsurance was 124.6% for the three months ended June 30, 2022 as compared to 89.8% for the same period in 2021.  The increase in the gross and net loss ratios was driven primarily by increased unfavorable prior year loss development primarily in our exited contract binding line of business, as well as higher net catastrophe losses.  The Specialty Commercial Segment reported unfavorable prior year net loss reserve development of $53.3 million during the three months ended June 30, 2022 as compared to prior year unfavorable net loss reserve development of $1.1 million during the same period of 2021.  The Specialty Commercial Segment reported $1.1 million of net catastrophe losses during the second quarter of 2022 as compared to $0.1 million during the same period of 2021.  The Specialty Commercial Segment reported a net expense ratio of 19.2% for the second quarter of 2022 as compared to 23.8% for the same period of 2021 driven primarily by lower operating expenses.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $28.6 million for the three months ended June 30, 2022, which was $0.9 million more than the $27.7 million reported for the same period in 2021.  Net premiums written were $17.7 million for the three months ended June 30, 2022 as compared to $17.4 million for the same period in 2021.  The increase in the gross and net premiums written was due to higher premium production in our Commercial Accounts business unit, partially offset by higher ceded catastrophe premiums during the second quarter of 2022.

Total revenue for the Standard Commercial Segment of $16.9 million for the three months ended June 30, 2022, was $0.3 million less than the $17.2 million reported for the same period in 2021. This decrease in total revenue was primarily due to lower net investment income of $0.3 million for the three months ended June 30, 2022 as compared to the same period of 2021.

The Standard Commercial Segment reported a pre-tax loss of $0.8 million for the three months ended June 30, 2022 as compared to a pre-tax loss of $2.0 million for the same period of 2021.  The lower pre-tax loss was primarily the result of lower losses and LAE of $2.1 million, partially offset by higher operating expenses of $0.6 million and lower revenue as discussed above. Increased operating expenses were primarily the result of higher salary and related expenses of $0.6 million driven by higher incentive compensation accrued during the three months ended June 30, 2022 as compared to the same period the prior year.

The Standard Commercial Segment reported a net loss ratio of 72.9% for the three months ended June 30, 2022 as compared to 85.4% for the same period of 2021.  The gross loss ratio before reinsurance for the three months ended June 30, 2022 was 60.7% as compared to 83.5% reported for the same period of 2021.  The decrease in the gross and net loss ratio was due primarily to lower net catastrophe losses of $0.8 million during the second quarter of 2022 compared to $3.2 million for the same period of the prior year, partially offset by higher net loss reserve development.  The Standard Commercial Segment reported unfavorable net loss reserve development of $0.5 million during the three months ended June 30, 2022 as compared to $18 thousand during the same period of 2021. The Standard Commercial Segment reported a net expense ratio of 34.5% for the second quarter of 2022 as compared to 31.7% for the same period of 2021.  The increase in the net expense ratio was due to higher operating expenses discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $15.1 million for the three months ended June 30, 2022 as compared to $15.8 million for the same period in the prior year.  Net premiums written for the Personal Segment were $15.0 million in the second quarter of 2022, which was a decrease of $0.7 million from the $15.7 million reported for the second quarter of 2021.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $17.0 million for the second quarter of 2022 as compared to $19.1 million for the same period in 2021.  The decrease in revenue was primarily due to lower net premiums earned of $1.9 million, lower finance charges of $0.1 million and lower net investment income of $0.1 million during the second quarter of 2022 as compared to the same period during 2021.

Pre-tax loss for the Personal Segment was $2.8 million for the three months ended June 30, 2022 as compared to a pre-tax loss of $2.8 million for the same period of 2021.  Lower losses and LAE of $2.1 million were offset by the decreased revenue discussed above for the three months ended June 30, 2022 as compared to the same period during 2021.  Rising inflationary trends, specifically loss costs, continue to impact the profitability of our Personal Segment.

The Personal Segment reported a net loss ratio of 88.9% for the three months ended June 30, 2022 as compared to 91.7% for the same period of 2021.  The gross loss ratio before reinsurance was 89.1% for the three months ended June 30, 2022 as compared to 91.9% for the same period in 2021.  The lower gross and net loss ratios were due mostly to lower net catastrophe losses of $68 thousand for the second quarter of 2022 as compared to $0.4 million for the same period the prior year.  The Personal Segment reported $1.8 million of unfavorable prior year loss reserve development for the second quarter of 2022 as compared to $2.0 million report for the same period the prior year.  The Personal Segment reported a net expense ratio of 31.6% for the second quarter of 2022 as compared to 27.2% for the same period of 2021.  The increase in the expense ratio was due primarily to lower net premiums earned.

Corporate

Total revenue for Corporate decreased by $5.5 million for the three months ended June 30, 2022 as compared to the same period the prior year.  This decrease in total revenue was due predominately to a reduction in unrealized gains on equity securities of $5.0 million for the three months ended June 30, 2022 as compared to an increase in unrealized gain on equity securities of $1.0 million for the same period during 2021, as well as a $1.8 million reduction in realized gains on investments during the second quarter of 2022 as compared to the same period of 2021, partially offset by increased net investment income during the second quarter of 2022 of $2.4 million as compared to the same period the prior year.

Corporate pre-tax loss was $8.0 million for the three months ended June 30, 2022 as compared to a pre-tax loss of $1.1 million for the same period of 2021.  The increased pre-tax loss for the second quarter of 2022 was primarily due to the lower revenue discussed above, higher operating expenses of $1.4 million and higher interest expense of $0.1 million.  The higher operating expenses were driven by a $0.9 million increase in salary and related expenses due to increased incentive compensation accruals and higher non-cash stock compensation expense for restricted stock units granted in the fourth quarter of 2021 and the second quarter of 2022.  Increased professional service expense of $0.3 million, higher travel expense of $0.1 million and higher other general expenses of $0.1 million also contributed to the increase in operating expenses for the second quarter of 2022 as compared to the same period the prior year.

Six Months Ended June 30, 2022 as compared to Six Months Ended June 30, 2021 (in thousands):

The following is additional business segment information for the six months ended June 30, 2022 and 2021 (in thousands):

Six Months Ended June 30,

	Specialty Commercial		Standard Commercial
	Segment		Segment		Personal Segment		Corporate		Consolidated
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross premiums written	$242,229	$240,180	$58,846	$57,447	$31,950	$35,107	$—	$—	$333,025	$332,734
Ceded premiums written	(147,915)	(133,009)	(22,338)	(20,580)	(150)	(162)	—	—	(170,403)	(153,751)
Net premiums written	94,314	107,171	36,508	36,867	31,800	34,945	—	—	162,622	178,983
Change in unearned premiums	3,591	22,362	(3,237)	(3,254)	(387)	345	—	—	(33)	19,453
Net premiums earned	97,905	129,533	33,271	33,613	31,413	35,290	—	—	162,589	198,436

Total revenues	100,998	134,489	34,016	34,928	33,867	38,074	(2,695)	8,750	166,186	216,241

Losses and loss adjustment expenses	125,077	89,095	24,207	26,229	26,673	30,644	—	—	175,957	145,968

Pre-tax (loss) income	$(43,342)	$16,196	$(1,478)	$(1,610)	$(3,845)	$(4,389)	$(13,004)	$19	$(61,669)	$10,216

Net loss ratio (1)	127.8%	68.8%	72.8%	78.0%	84.9%	86.8%			108.2%	73.6
Net expense ratio (1)	20.7%	24.0%	34.6%	31.7%	30.3%	28.8%			28.9%	27.7
Net combined ratio (1)	148.5%	92.8%	107.4%	109.7%	115.2%	115.6%			137.1%	101.3

Net unfavorable (favorable) prior year development	$59,658	$(772)	$208	$(1,343)	$3,408	$3,159			$63,274	$1,044
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Specialty Commercial Segment

Gross premiums written for the Specialty Commercial Segment were $242.2 million for the six months ended June 30, 2022 which was $2.0 million, or 1%, higher than the $240.2 million reported for the same period of 2021.  Net premiums written were $94.3 million for the six months ended June 30, 2022 as compared to $107.2 million for the same period of 2021.  The increase in gross premiums written was primarily the result of higher premium production in our E&S Property and E&S Casualty business units, partially offset by lower premium production in our Aerospace & Programs, Professional Liability and Commercial Auto business units.  The decrease in net premiums written was primarily the result of higher ceded premiums in our E&S Property, E&S Casualty and Commercial Auto business units as well as lower premium production in our Aerospace & Programs, Professional Liability and Commercial Auto business units causing the net premiums written in all of our Specialty Commercial Segment’s business units except for our E&S Property business unit to be lower during the first six months of 2022 as compared to the same period the prior year.

The $101.0 million of total revenue for the six months ended June 30, 2022 was $33.5 million less than the $134.5 million reported by the Specialty Commercial Segment for the same period in 2021.  This decrease in revenue was primarily due to lower net premiums earned of $31.6 million due primarily to the decreased premium production discussed above, as well as lower net investment income of $1.9 million for the six months ended June 30, 2022 as compared to the same period of 2021.

The Specialty Commercial Segment reported pre-tax loss of $43.3 million during the six months ended June 30, 2022 as compared to pre-tax income of $16.2 million reported for the same period in 2021.  The deterioration in pre-tax results was primarily the result of the decreased revenue discussed above as well as higher losses and LAE of $36.0 million, partially offset by lower operating expenses of $9.9 million during the six months ended June 30, 2022 as compared to the same period during 2021.

Our Specialty Commercial Segment reported higher losses and LAE for the six months ended June 30, 2022 compared to the same period of the prior year as the combined result of (a) a $31.0 million increase in losses and LAE in our Commercial Auto business unit, (b) a $3.1 million increase in losses and LAE in our E&S Property business unit, (c) a $7.7 million increase in losses and LAE in our E&S Casualty business unit, (d) a $9.9 million decrease in losses and LAE in our Aerospace & Programs business unit, and (e) a $4.2 million increase in losses and LAE attributable to our Professional Liability business unit.  The Commercial Auto business unit’s increase in losses and LAE was primarily due to unfavorable net prior year loss reserve development of $37.8 million for the first six months of 2022 as compared to

$1.3 million of favorable net prior year loss reserve development during the same period of 2021, partially offset by lower net premiums earned.  The unfavorable development during the the first six months of 2022 included $44.4 million of unfavorable net prior year loss reserve development attributable to the exited contract binding line of business.  The E&S Property business unit’s increase in losses and LAE was primarily due to $3.2 million unfavorable net prior year loss reserve development during the first six months of 2022 as compared to $1.2 million unfavorable net prior year loss reserve development during the same period of 2021 as well as net catastrophe losses of $1.9 million during the first six months of 2022 compared to $1.2 million of net catastrophe losses the same period the prior year and higher net current accident year non-catastrophe loss trends.  The E&S Casualty business unit’s increase in losses and LAE was primarily due to $11.2 million of unfavorable prior year net loss reserve development during the first six months of 2022 as compared to $4.0 million of unfavorable prior year net loss reserve development during the same period of 2021 as well as higher net premiums earned.  The Aerospace & Programs business unit’s decrease in losses and LAE was primarily due to lower net premiums earned and lower current accident year net loss trends in its general aviation line of business partially offset by $2.5 million of unfavorable prior year net loss reserve development during the first six months of 2022 as compared to $0.5 million of unfavorable prior year net loss reserve development during the same period of 2021.  The Professional Liability business unit’s increase in losses and LAE was primarily due to unfavorable prior year net loss reserve development of $5.0 million during the first six months of 2022 as compared to $5.2 million of favorable prior year net loss reserve development during the same period of 2021, partially offset by lower net premiums earned as well as improved current accident year loss trends.  Operating expenses decreased $9.9 million primarily as the result of lower production related expenses as well as lower salary and related expenses.

The Specialty Commercial Segment reported a net loss ratio of 127.8% for the six months ended June 30, 2022 as compared to 68.8% for the same period in 2021.  The gross loss ratio before reinsurance was 106.4% for the six months ended June 30, 2022 as compared to 82.2% for the same period in 2021.  The increase in the gross and net loss ratios was driven primarily by increased unfavorable prior year loss development primarily in our exited contract binding line of business.  The Specialty Commercial Segment reported unfavorable prior year net loss reserve development of $59.7 million during the six months ended June 30, 2022 as compared to favorable prior year net loss reserve development of $0.8 million during the same period of 2021.  The Specialty Commercial Segment reported $2.0 million of net catastrophe losses during the first six months of 2022 as compared to $3.7 million during the same period of 2021.  The Specialty Commercial Segment reported a net expense ratio of 20.7% for the first six months of 2022 as compared to 24.0% for the same period of 2021 driven primarily by lower operating expenses.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $58.8 million for the six months ended June 30, 2022, which was $1.4 million, or 2%, more than the $57.4 million reported for the same period in 2021. Net premiums written were $36.5 million for the three months ended June 30, 2022 as compared to $36.9 million for the same period in 2021.  The increase in the gross premiums written was due to higher premium production in our Commercial Accounts business unit.  The decrease in the net premiums written was mostly due to higher ceded catastrophe premiums as compared to the same period the prior year.

Total revenue for the Standard Commercial Segment of $34.0 million for the six months ended June 30, 2022 was $0.9 million less than the $34.9 million reported for the same period in 2021.  This decrease in total revenue was primarily due to lower net investment income of $0.6 million and lower net premiums earned of $0.3 million for the three months ended June 30, 2022 as compared to the same period of 2021.

Our Standard Commercial Segment reported a pre-tax loss of $1.5 million for the six months ended June 30, 2022 as compared to a pre-tax loss of $1.6 million reported for the same period of 2021.  The lower pre-tax loss was the result of lower loss and LAE of $2.0 million, partially offset by higher operating expenses of $1.0 million and the decreased revenue discussed above.  Increased operating expenses were primarily the result of higher salary and related expenses of $0.8 million, mostly due to increased incentive compensation accrual as compared to the prior year period, and higher other general expenses of $0.2 million.

The Standard Commercial Segment reported a net loss ratio of 72.8% for the six months ended June 30, 2022 as compared to 78.0% for the same period of 2021.  The gross loss ratio before reinsurance for the six months ended June 30, 2022 was 59.7% as compared to 70.8% reported for the same period of 2021.  The decrease in the gross and net loss ratios was due primarily to lower net catastrophe losses of $1.0 million during the six months ended June 30, 2022 compared to $5.2 million for the same period of the prior year, partially offset by higher current accident year gross and net loss trends as well as adverse prior year loss reserve development.  The Standard Commercial Segment reported unfavorable net loss reserve development of $0.2 million during the six months ended June 30, 2022 as compared to favorable net loss reserve development of $1.3 million during the same period of 2021.  The Standard Commercial Segment reported a net expense ratio of 34.6% for the six months ended June 30, 2022 as compared to 31.7% for the same period of 2021.  The increase in the expense ratio was primarily due to higher operating expenses as discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $32.0 million for the six months ended June 30, 2022 as compared to $35.1 million for the same period in the prior year.  Net premiums written for our Personal Segment were $31.8 million for the six months ended June 30, 2022, which was a decrease of $3.1 million from the $34.9 million reported for the same period of 2021.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $33.9 million for the six months ended June 30, 2022 as compared to $38.1 million for the same period in 2021.  The decrease in revenue was primarily due to a decrease in net premiums earned of $3.9 million and lower finance charges of $0.3 million during the six months ended June 30, 2022 as compared to the same period during 2021.

Pre-tax loss for the Personal Segment was $3.8 million for the six months ended June 30, 2022 as compared to a pre-tax loss of $4.4 million for the same period of 2021.  The lower pre-tax loss was primarily the result of lower losses and LAE of $4.0 million and lower operating expenses of $0.8 million, partially offset by decreased revenue discussed above for the six months ended June 30, 2022 as compared to the same period during 2021.

The Personal Segment reported a net loss ratio of 84.9% for the six months ended June 30, 2022 as compared to 86.8% for the same period of 2021.  The gross loss ratio before reinsurance was 85.1% for the six months ended June 30, 2022 as compared to 88.1% for the same period in 2021.  The lower gross and net loss ratios for the six months ended June 30, 2022 was primarily the result of lower net catastrophe losses of $89 thousand for the six months ended June 30, 2022 as compared to $0.8 million for the same period the prior year, as well as lower current accident year loss trends, partially offset by higher unfavorable prior year loss reserve development.  The Personal Segment reported $3.4 million net unfavorable prior year loss reserve development during the first six months of 2022 as compared to net unfavorable prior year loss reserve development of $3.2 million during the first six months of 2021.  The Personal Segment reported a net expense ratio of 30.3% during the six months ended June 30, 2022 as compared to 28.8% for the same period of 2021. The increase in the expense ratio was due predominately to lower net premiums earned and lower finance charges.

Corporate

Total revenue for Corporate decreased by $11.5 million for the six months ended June 30, 2022 as compared to the same period the prior year.  This decrease in total revenue was due predominately to a decrease in unrealized gains on equity securities of $5.1 million during the six months ended June 30, 2022 as compared to an increase in unrealized gains on equity securities of $5.4 million reported for the same period of 2021, as well as a decrease in realized gains on investment of $3.1 million, partially offset by higher net investment income of $2.1 million for the six months ended June 30, 2022 as compared to the same period during 2021.

Corporate pre-tax loss was $13.0 million for the six months ended June 30, 2022 as compared to pre-tax income of $19 thousand for the same period of 2021.  The pre-tax loss for the six months ended June 30, 2022 was primarily due to the lower revenue discussed above as well as higher operating expenses of $1.4 million and higher interest expense of $0.1 million.  The higher operating expenses were driven by a $0.9 million increase in salary and related expenses due to increased incentive compensation accruals and higher non-cash stock compensation expense for restricted stock units granted in the fourth quarter of 2021 and the second quarter of 2022.  Increased professional service expense of $0.2 million, higher travel expense of $0.1 million and higher other general expenses of $0.2 million also contributed to the increase in operating expenses for the six months ended June 30, 2022 as compared to the same period the prior year.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2022, Hallmark and its non-insurance company subsidiaries had $13.3 million in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $99.9 million of unrestricted cash and cash equivalents, as well as $435.3 million in debt securities with an average modified duration of 1.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2022, the aggregate ordinary dividend capacity of these subsidiaries is $32.0 million, of which $22.7 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first six months of both 2022 and 2021, our insurance subsidiaries paid $3.0 million in dividends to Hallmark. During the first six months of 2022 and 2021, our insurance subsidiaries paid $6.5 million and $7.0 million in management fees to Hallmark, respectively.

Comparison of June 30, 2022 to December 31, 2021

On a consolidated basis, our cash (excluding restricted cash) and investments at June 30, 2022 were $592.8 million compared to $691.6 million at December 31, 2021. The primary reasons for this decrease in unrestricted cash and investments were cash used by operations and purchases of investment securities.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021

During the six months ended June 30, 2022, our cash flow used by operations was $78.3 million compared to cash flow provided by operations of $28.9 million during the same period the prior year. The cash flow used in operations was driven primarily by higher reinsurance balances paid (including $38.6 million paid to fund the payment of claims under the LPT Contract without prejudice on behalf of DARAG under the interim agreement), an increase in net paid claims and lower collected investment income, partially offset by decreased paid operating expenses and federal income taxes recovered during the six months ended June 30, 2022 as compared to the same period the prior year.

Net cash used in investing activities during the first six months of 2022 was $161.1 million as compared to net cash provided by investing activities of $194.8 million during the first six months of 2021. The net cash used in investing activities during the first six months of 2022 was primarily comprised of an increase of $217.8 million in purchases of debt and equity securities, a decrease of $137.6 million in maturities, sales and redemptions of investment securities and a $0.5 million increase in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first six months of 2022 or 2021.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 52.0% as of June 30, 2022.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at June 30, 2022	5.08%	4.73%

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

The Reinsurers and the Hallmark Insurers have submitted to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  (See Note 9.)  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has been constituted and a final hearing on the merits is anticipated in the first quarter of 2023.  In the arbitration, the Reinsurers seek rescission of the LPT Contract or, in the alternative, damages on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company is seeking an arbitration award enforcing the terms of the LPT Contract and requiring the Reinsurers to reimburse the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers.  The arbitration panel has ordered that the Reinsurers  post security for any final award in the amount of the Minimum Funding Requirement (as defined in the LPT Contract).  Because the dispute is at an initial stage, we are unable at this time to provide an evaluation of the likelihood of an adverse outcome.

As of June 30, 2022 we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended June 30, 2022.

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

4.2

Specimen certificate for common stock, $0.18 par value, of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 [Registration No. 333-136414] filed September 8, 2006)

4.3

Indenture dated June 21, 2005, between Hallmark Financial Services, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2005).

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Stockholder’s Equity for the three months and six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 15, 2022	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman and Chief Executive Officer (principal executive officer)

Date: August 15, 2022	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)