Form 10-Q
period 2022-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2022-11-14
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.18 per share –18,184,824 shares outstanding as of November 14, 2022.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at September 30, 2022 (unaudited) and December 31, 2021	3
Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2022 and September 30, 2021	4
Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the three months and nine months ended September 30, 2022 and September 30, 2021	5
Consolidated Statements of Stockholders’ Equity (unaudited) for the three months and nine months ended September 30, 2022 and September 30, 2021	6
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and September 30, 2021	7
Notes to Consolidated Financial Statements (unaudited)	8

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $426,870 in 2022 and $288,175 in 2021)	$417,053	$290,073
Equity securities (cost; $42,858 in 2022 and $42,120 in 2021)	41,002	48,695
Total investments	458,055	338,768

Cash and cash equivalents	129,468	352,867
Restricted cash	8,845	3,810
Ceded unearned premiums	30,473	29,207
Premiums receivable	74,920	90,621
Accounts receivable	5,749	6,914
Receivable from reinsurer	62,028	—
Receivable for securities	883	1,326
Reinsurance recoverable	542,818	549,964
Deferred policy acquisition costs	5,341	6,811
Intangible assets, net	441	819
Federal income tax recoverable	2,378	18,217
Deferred federal income taxes, net	—	8,906
Prepaid pension	172	—
Prepaid expenses	2,320	2,173
Other assets	25,671	25,119
Assets held-for-sale	132,444	118,076
Total assets	$1,482,006	$1,553,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $672 in 2022 and $746 in 2021)	$49,328	$49,254
Subordinated debt securities (less unamortized debt issuance cost of $704 in 2022 and $744 in 2021)	55,998	55,959
Reserves for unpaid losses and loss adjustment expenses	858,888	816,681
Unearned premiums	86,595	82,736
Reinsurance payable	97,065	117,908
Pension liability	—	174
Payable for securities	—	3,280
Accounts payable and other liabilities	52,836	49,442
Liabilities held-for-sale	215,528	202,643
Total liabilities	1,416,238	1,378,077
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $.18 par value, authorized 33,333,333 shares; issued 20,872,831 shares in 2022 and 2021	3,757	3,757
Additional paid-in capital	122,959	122,844
(Accumulated deficit) retained earnings	(26,086)	74,703
Accumulated other comprehensive loss	(10,228)	(1,035)
Treasury stock (2,688,007 shares in 2022 and 2,700,364 in 2021), at cost	(24,634)	(24,748)
Total stockholders’ equity	65,768	175,521
Total liabilities and stockholders’ equity	$1,482,006	$1,553,598

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross premiums written	$52,520	$55,128	$167,857	$185,738
Ceded premiums written	(15,902)	(21,588)	(52,532)	(61,009)
Net premiums written	36,618	33,540	115,325	124,729
Change in unearned premiums	(238)	9,163	(2,593)	26,614
Net premiums earned	36,380	42,703	112,732	151,343

Investment income, net of expenses	3,721	2,213	8,700	7,576
Investment (losses) gains, net	(2,821)	(533)	(6,764)	9,122
Finance charges	937	1,076	2,900	3,318
Commission and fees	1	2	3	3
Other income	14	15	42	50

Total revenues	38,232	45,476	117,613	171,412

Losses and loss adjustment expenses	49,141	27,549	161,168	111,570
Operating expenses	17,816	18,558	51,967	59,114
Interest expense	1,528	1,245	4,158	3,743
Amortization of intangible assets	7	7	21	21

Total expenses	68,492	47,359	217,314	174,448

(Loss) income from continuing operations before tax	(30,260)	(1,883)	(99,701)	(3,036)
Income tax (benefit) expense from continuing operations	(1,007)	161	5,242	828
Net (loss) income from continuing operations	$(29,253)	$(2,044)	$(104,943)	$(3,864)

Discontinued operations:
Total pretax income from discontinued operations	$2,801	$6,274	$10,573	$17,644
Income tax expense on discontinued operations	1,701	785	6,419	2,209
Income from discontinued operations, net of tax	$1,100	$5,489	$4,154	$15,435

Net (loss) income	$(28,153)	$3,445	$(100,789)	$11,571

Net (loss) income per share basic:
Net loss from continuing operations	$(1.61)	$(0.11)	$(5.77)	$(0.21)
Net income from discontinued operations	0.06	0.30	0.23	0.85
Basic net (loss) income per share	$(1.55)	$0.19	$(5.54)	$0.64

Net (loss) income per share diluted:
Net loss from continuing operations	$(1.61)	$(0.11)	$(5.77)	$(0.21)
Net income from discontinued operations	0.06	0.30	0.23	0.85
Diluted net (loss) income per share	$(1.55)	$0.19	$(5.54)	$0.64

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income	$(28,153)	$3,445	$(100,789)	$11,571
Other comprehensive (loss) income:
Change in net actuarial gain	25	43	78	130
Tax effect on change in net actuarial gain	(5)	(9)	(16)	(27)
Unrealized holding (losses) gains arising during the period	(2,362)	276	(10,048)	3,063
Tax effect on unrealized holding losses (gains) arising during the period	496	(58)	2,110	(643)
Reclassification adjustment for gains included in net (loss) income	(504)	(1,059)	(1,667)	(5,288)
Tax effect on reclassification adjustment for gains included in net loss (income)	106	222	350	1,110
Other comprehensive loss, net of tax	(2,244)	(585)	(9,193)	(1,655)
Comprehensive (loss) income	$(30,397)	$2,860	$(109,982)	$9,916

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Common Stock
Balance, beginning of period	$3,757	$3,757	$3,757	$3,757

Balance, end of period	3,757	3,757	3,757	3,757

Additional Paid-In Capital
Balance, beginning of period	123,166	122,782	122,844	122,893
Equity based compensation	(203)	4	233	158
Shares issued under employee benefit plans	(4)	(13)	(118)	(278)
Balance, end of period	122,959	122,773	122,959	122,773

Retained Earnings
Balance, beginning of period	2,067	73,825	74,703	65,699
Net (loss) income	(28,153)	3,445	(100,789)	11,571
Balance, end of period	(26,086)	77,270	(26,086)	77,270

Accumulated Other Comprehensive Income
Balance, beginning of period	(7,984)	(687)	(1,035)	383
Additional minimum pension liability, net of tax	20	34	62	103
Unrealized holding (losses) gains arising during period, net of tax	(1,866)	218	(7,938)	2,420
Reclassification adjustment for gains included in net (loss) income, net of tax	(398)	(837)	(1,317)	(4,178)
Balance, end of period	(10,228)	(1,272)	(10,228)	(1,272)

Treasury Stock
Balance, beginning of period	(24,634)	(24,761)	(24,748)	(25,026)
Shares issued under employee benefit plans	—	13	114	278
Balance, end of period	(24,634)	(24,748)	(24,634)	(24,748)

Total Stockholders' Equity	$65,768	$177,780	$65,768	$177,780

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(100,789)	$11,571

Adjustments to reconcile net (loss) income to cash used in operating activities:
Income from discontinued operations, net of tax	(4,154)	(15,435)
Depreciation and amortization expense	2,323	2,523
Deferred federal income taxes expense	11,350	(163)
Investment losses (gains), net	6,764	(9,122)
Share-based payments expense	233	158
Change in ceded unearned premiums	(1,266)	11,714
Change in premiums receivable	15,701	35,155
Change in accounts receivable	1,165	(628)
Change in receivable from reinsurer	(62,028)	—
Change in deferred policy acquisition costs	1,470	7,346
Change in reserves for losses and loss adjustment expenses	42,207	25,613
Change in unearned premiums	3,859	(32,876)
Change in reinsurance recoverable	7,146	(17,242)
Change in reinsurance balances payable	(20,843)	10,083
Change in federal income tax recoverable	15,839	7,344
Change in all other liabilities	3,161	(2,157)
Change in all other assets	1,035	996
Net cash (used in) provided by operating activities- continuing operations	(76,827)	34,880
Net cash provided by (used in) operating activities- discontinued operations	2,671	12,468
Net cash (used in) provided by operating activities	(74,156)	47,348
Cash flows from investing activities:
Purchases of property and equipment	(2,148)	(1,632)
Purchases of investment securities	(273,828)	(120,276)
Maturities, sales and redemptions of investment securities	131,768	295,878
Net cash (used in) provided by investing activities	(144,208)	173,970
(Decrease) increase in cash and cash equivalents and restricted cash	(218,364)	221,318
Cash and cash equivalents and restricted cash at beginning of period	356,677	108,308
Cash and cash equivalents and restricted cash at end of period	$138,313	$329,626

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

Our Commercial Accounts business unit offers package and monoline property/casualty and, until exited in 2016, occupational accident insurance products and services.  Our Aviation business unit offers general aviation insurance. Our former Workers Compensation operating unit specialized in small and middle market workers compensation business until discontinued during 2015. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services.  Our Specialty Runoff business unit consists of the senior care facilities professional liability insurance and services previously reported as part of our Professional Liability business unit; the contract binding line of the primary automobile insurance products and services previously reported as part of our Commercial Auto business unit; and the satellite launch property/casualty insurance products and services, as well as certain specialty programs, previously reported as part of our Aerospace & Programs business unit.  The lines of business comprising the Specialty Runoff business unit were discontinued at various times during 2020 through 2022 and are presently in runoff.

These business units are segregated into three reportable industry segments for financial accounting purposes. The Standard Commercial Segment consists of the Commercial Accounts business unit, the Aviation business unit, and the runoff from our former Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines business unit and the Runoff Segment consists solely of the Specialty Runoff business unit.  The Runoff Segment was previously reported as part of our former Specialty Commercial Segment.

Our discontinued operations consist of our Commercial Auto business unit (excluding the exited contract binding line) which offered primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offered primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit which offered primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; and our Professional Liability business unit (excluding the exited senior care facilities line) which offered healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals and medical facilities.  Our Discontinued Operations business units, which were sold in October 2022, were previously reported as part of our former Specialty Commercial Segment.  (See, Note 3.)

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

The interim financial data as of September 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim financial data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

Subsequent Event

On October 7, 2022 the Company consummated the sale of substantially all of its excess and surplus  lines operations to Core Specialty Insurance Holdings, Inc. (“Core Specialty”), a specialty property and casualty insurer, for $40.0 million cash consideration, plus an estimated $19.2 million consideration for the acquisition costs associated with certain net unearned premium reserves.  The transaction was comprised of all or portions of nine business units within the Company’s former Specialty Commercial  Segment, certain related assets and liabilities, and the immediate transition to Core Specialty of approximately 200 employees who produce and support these lines of businesses. Core Specialty’s acquisition and assumption of the Company’s excess and surplus lines of business and the related assets and liabilities was made  effective as of September 30, 2022.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.3 million and a fair value of $43.2 million as of September 30, 2022.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $56.0 million and a fair value of $35.6 million as of September 30, 2022. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

Under GAAP, we are required to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax assets to an amount that is more likely than not to be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances.  We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to realize the value of the deferred tax assets. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income and tax-planning strategies that would result in the realization of deferred tax assets. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. If actual experience differs from these estimates and assumptions, the recognized deferred tax asset value may not be fully realized, resulting in an increase to income tax expense in our results of operations.

As of September 30, 2022, the Company maintained  a full valuation allowance of $30.4 million against its deferred tax assets because we determined that it is more likely than not that these assets will not be recoverable. If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity.  Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at September 30, 2022.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted as of March 12, 2020 and are effective through December 31, 2024. We do not currently have any contracts that have been changed to a new reference rate and do not expect the adoption of this guidance to have a material effect on the Company’s results of operations, financial position or liquidity.

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

3. Discontinued Operations and Held for Sale Classification

On October 7, 2022 the Company consummated the sale of substantially all of its excess and surplus  lines operations to Core Specialty Insurance Holdings, Inc. (“Core Specialty”), a specialty property and casualty insurer, for $40.0 million cash consideration, plus an estimated $19.2 million consideration for the acquisition costs associated with certain net unearned premium reserves.  The Company retained the related loss and loss adjustment expenses (“LAE”) reserves of its excess and surplus lines businesses and will experience future cash outflows and change in estimates for these reserves until all claims have been settled. As of September 30, 2022 the expected net liability amount recorded related to these future outflows are  $209.5 million, which are included in reserves for unpaid losses and LAE and reinsurance recoverable in our Consolidated Balance Sheets. At this time, a date in which all claims will be settled is not known. The transaction was comprised of substantially all of nine business units within the Company’s former Specialty Commercial Segment, certain related assets and liabilities, and the immediate transition to Core Specialty of approximately 200 employees who produce and support these lines of businesses. This transaction met the criteria for held-for-sale and discontinued operations accounting. As a result, the  results of operations for the affected excess and surplus lines are included in discontinued operations in our Consolidated Statement of Operations for all periods shown and the corresponding assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet at September 30, 2022.

The following table summarizes income (loss) from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross premiums written	$113,502	$113,976	$331,190	$316,100
Ceded premiums written	(70,088)	(56,552)	(203,861)	(170,882)
Net premiums written	43,414	57,424	127,329	145,218
Change in unearned premiums	(1,463)	(5,780)	859	(3,778)
Net premiums earned	41,951	51,644	128,188	141,440

Commission and fees	241	230	810	739

Total revenues	42,192	51,874	128,998	142,179

Losses and loss adjustment expenses	31,244	36,157	95,174	98,104
Operating expenses	8,028	9,324	22,894	26,074
Amortization of intangible assets	119	119	357	357

Total expenses	39,391	45,600	118,425	124,535

Income (loss) from discontinued operations before tax	2,801	6,274	10,573	17,644
Income tax expense (benefit) from discontinued operations	1,701	785	6,419	2,209
Net income (loss) from discontinued operations	$1,100	$5,489	$4,154	$15,435

The following table summarizes assets and liabilities held for sale (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)	(unaudited)
ASSETS
Ceded unearned premiums	$130,608	$117,226
Prepaid expenses	985	216
Other assets	851	634
Total assets held-for-sale	$132,444	$118,076

LIABILITIES
Unearned premiums	$214,216	$201,691
Accounts payable and other liabilities	1,312	952
Total liabilities held-for-sale	$215,528	$202,643

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$41,132	$—	$41,132
Corporate bonds	—	257,409	—	257,409
Corporate bank loans	—	75,011	—	75,011
Municipal bonds	—	42,024	—	42,024
Mortgage-backed	—	1,477	—	1,477
Total debt securities	—	417,053	—	417,053
Total equity securities	41,002	—	—	41,002
Total investments	$41,002	$417,053	$—	$458,055

	As of December 31, 2021
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$62,984	$—	$62,984
Corporate bonds	—	105,234	347	105,581
Corporate bank loans	—	81,189	—	81,189
Municipal bonds	—	38,464	—	38,464
Mortgage-backed	—	1,855	—	1,855
Total debt securities	—	289,726	347	290,073
Total equity securities	48,695	—	—	48,695
Total investments	$48,695	$289,726	$347	$338,768

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

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022 and 2021 (in thousands):

Beginning balance as of January 1, 2022	$347
Sales	—
Settlements	(347)
Purchases	—
Issuances	—
Total realized/unrealized losses included in net income	—
Net gain included in other comprehensive income	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of September 30, 2022	$—

Beginning balance as of January 1, 2021	$348
Sales	—
Settlements	—
Purchases	—
Issuances	—
Total realized/unrealized gains included in net loss	—
Net gains included in other comprehensive loss	8
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance as of September 30, 2021	$356

5. Investments

The amortized cost/carrying value and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
	Carrying Value	Gains	Losses	Fair Value
As of September 30, 2022
U.S. Treasury securities and obligations of U.S. Government	$41,731	$308	$(907)	$41,132
Corporate bonds	263,114	1,132	(6,837)	257,409
Corporate bank loans	77,895	5	(2,889)	75,011
Municipal bonds	42,575	59	(610)	42,024
Mortgage-backed	1,555	7	(85)	1,477
Total debt securities	426,870	1,511	(11,328)	417,053
Total equity securities	42,858	5,504	(7,360)	41,002
Total investments	$469,728	$7,015	$(18,688)	$458,055

		Gross	Gross
	Amortized Cost/	Unrealized	Unrealized
As of December 31, 2021	Carrying Value	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government	$63,098	$56	$(170)	$62,984
Corporate bonds	103,515	2,115	(49)	105,581
Corporate bank loans	81,570	84	(465)	81,189
Municipal bonds	38,162	372	(70)	38,464
Mortgage-backed	1,830	29	(4)	1,855
Total debt securities	288,175	2,656	(758)	290,073
Total equity securities	42,120	9,355	(2,780)	48,695
Total investments	$330,295	$12,011	$(3,538)	$338,768

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. Treasury securities and obligations of U.S. Government	300	-	300	-
Corporate bonds	160	133	172	494
Corporate bank loans	39	14	66	105
Municipal bonds	(4)	(18)	(12)	(12)
Mortgage Backed	9	—	—	—
Equity securities	—	930	1,141	4,701
Gain on investments	504	1,059	1,667	5,288
Unrealized (losses) gain on equity investments	(3,325)	(1,592)	(8,431)	3,834
Investment gains, net	$(2,821)	$(533)	$(6,764)	$9,122

We realized gross gains on investments of $0.5 million and $1.1 million during the three months ended September 30, 2022 and 2021, respectively, and $1.7 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively. We realized gross losses on investments of $5 thousand and $0.1 million for the three months ended September 30, 2022 and 2021, respectively and $26 thousand and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. We recorded proceeds from the sale of investment securities of $0.2 million and $1.1 million during the three months ended September 30, 2022 and 2021, respectively, and $4.7 million and $16.9 million for the nine months ended September 30, 2022 and 2021, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$40,824	$(907)	$—	$—	$40,824	$(907)
Corporate bonds	253,177	(6,831)	195	(6)	253,372	(6,837)
Corporate bank loans	39,488	(1,577)	34,279	(1,312)	73,767	(2,889)
Municipal bonds	13,216	(579)	1,767	(31)	14,983	(610)
Mortgage-backed	1,452	(79)	7	(6)	1,459	(85)
Total debt securities	348,157	(9,973)	36,248	(1,355)	384,405	(11,328)
Total equity securities	8,579	(727)	11,565	(6,633)	20,144	(7,360)
Total investments	$356,736	$(10,700)	$47,813	$(7,988)	$404,549	$(18,688)

	As of December 31, 2021
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$43,273	$(170)	$—	$—	$43,273	$(170)
Corporate bonds	-	-	2,245	(49)	2,245	(49)
Corporate bank loans	42,256	(177)	16,763	(288)	59,019	(465)
Municipal bonds	3,321	(58)	1,038	(12)	4,359	(70)
Mortgage-backed	-	-	10	(4)	10	(4)
Total debt securities	88,850	(405)	20,056	(353)	108,906	(758)
Total equity securities	6,221	(710)	5,055	(2,070)	11,276	(2,780)
Total investments	$95,071	$(1,115)	$25,111	$(2,423)	$120,182	$(3,538)

We had a total of 249 debt securities with an unrealized loss, of which 211 were in an unrealized loss position for less than one year and 38 were in an unrealized loss position for a period of one year or greater, as of September 30, 2022.  We held a total of 100 debt securities with an unrealized loss, of which 74 were in an unrealized loss position for less than one year and 26 were in an unrealized loss position for a period of one year or greater, as of December 31, 2021. We consider these losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at September 30, 2022 and December 31, 2021 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We did not recognize any impairment loss on debt securities during the nine months ended September 30, 2022.  During the nine months ended September 30, 2021, we disposed of $0.6 million of previously impaired securities.

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

The amortized cost and estimated fair value of debt securities at September 30, 2022 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$114,153	$112,798
Due after one year through five years	249,384	243,358
Due after five years through ten years	55,046	53,097
Due after ten years	6,732	6,323
Mortgage-backed	1,555	1,477
	$426,870	$417,053

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $19.8 million and $30.0 million at September 30, 2022 and December 31, 2021, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	September 30,	September 30,
	2022	2021
Balance at January 1	$816,681	$789,768
Less reinsurance recoverable	387,915	357,200
Net balance at January 1	428,766	432,568

Incurred related to:
Current year	168,164	207,121
Prior years	88,178	2,553
Total incurred	256,342	209,674

Paid related to:
Current year	13,740	64,292
Prior years	186,868	130,623
Total paid	200,608	194,915

Net balance at September 30	484,500	447,327
Plus reinsurance recoverable	374,388	368,054
Balance at September 30	$858,888	$815,381

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment and discontinued operations is presented below:

	September 30,
	2022	2021
Standard Commercial Segment	$250	$(2,371)
Personal Segment	5,218	4,356
Runoff Segment	70,365	(6,543)
Unfavorable (favorable) net prior year development from continuing operations	$75,833	$(4,558)
Unfavorable net prior year development from discontinued operations	12,345	7,111
Total unfavorable net prior year development	$88,178	$2,553

The following describes the primary factors behind each segment’s prior accident year reserve development for the nine months ended September 30, 2022 and 2021:

Nine months ended September 30, 2022:

●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net unfavorable development in the general liability line of business in all accident years, partially offset by net favorable development in the property and commercial auto liability lines of business primarily in accident years 2021, 2020 and 2019. Our Aviation business unit experienced net favorable development in the 2021 accident year, partially offset by net unfavorable development in the 2020 and 2019 accident years. The run-off from our former Workers Compensation operating unit experienced net unfavorable development in the 2015 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2021 and 2020 accident years due in part to rising inflationary trends, specifically loss costs, that the industry began experiencing in 2021.

●	Runoff Segment. Our binding commercial automobile liability line of business experienced net unfavorable development in the 2020 and prior accident years due in part to exceeding the aggregate limit of the loss portfolio transfer agreement covering accident years 2019 and prior entered into during 2020 We experienced net unfavorable development in our senior care facilities and satellite launch business, as well a commercial automobile liability program.

Nine months ended September 30, 2021:

●	Standard Commercial Segment. Our Commercial Accounts business unit experienced net favorable development for all lines of business in total, primarily due to net favorable development in our commercial auto liability and property lines of business in accident years 2020, 2016 and 2015, partially offset by net unfavorable development in the general liability lines of business in accident years 2019, 2018, 2017 and 2014 and prior accident years. We experienced net unfavorable development in our Aviation business unit. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2020 and 2019 accident years.
●	Runoff Segment. We experienced net favorable development in our binding commercial automobile line of business in the 2018 and prior accident years, as well as in our senior care facilities line of business. We experienced net unfavorable development in our satellite launch business and specialty programs.

8. Share-Based Payment Arrangements

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of September 30, 2022, restricted stock units representing the right to receive up to 1,071,060 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock options outstanding under the 2015 LTIP as of September 30, 2022.

Stock Options:

There were no stock options outstanding at any point during the nine months ended September 30, 2022.  There were no stock options granted, exercised or forfeited during the nine months ended September 30, 2022 or 2021, respectively.  As of September 30, 2022, there was no unrecognized compensation cost related to non-vested stock options.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2018, 2019, 2021and 2022 was $10.87, $18.10, $4.21 and $3.62 per unit, respectively.  We incurred compensation expense (benefit) of ($203) thousand and $233 thousand related to restricted stock units during the three months and nine months ended September 30, 2022, respectively.   We incurred compensation expense of $4 thousand and $158 thousand related to restricted stock units during the three months and nine months ended September 30, 2021, respectively.  We recorded income tax (expense) benefit of ($43) thousand and $49 thousand related to restricted stock units during the three months and nine months ended September 30, 2022, respectively.  We recorded income tax benefit of $1 thousand and $33 thousand related to restricted stock units during the three months and nine months ended September 30, 2021, respectively.

The following table details the status of our restricted stock units as of and for the nine months ended September 30, 2022 and 2021.

	Number of Restricted Stock Units
	2022	2021
Nonvested at January 1	581,689	228,827
Granted	611,747	—
Vested	(12,357)	(30,309)
Forfeited	(467,039)	(142,022)
Nonvested at September 30	714,040	56,496

As of September 30, 2022, there was $2.1 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $1.4 million of compensation cost related to unvested restricted stock units, of which $0.1 million is expected to be recognized during the remainder of 2022, $0.6 million in 2023, $0.4 million in 2024, $0.2 million in 2025 and $0.1 million in 2026.

9. Segment Information

The following is business segment information for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Standard Commercial Segment	$18,950	$19,693	$56,183	$57,536
Personal Segment	16,754	18,316	50,621	56,390
Runoff Segment	2,477	7,315	11,554	45,306
Corporate	51	152	(745)	12,180
Consolidated	$38,232	$45,476	$117,613	$171,412

Pre-tax (loss) income
Standard Commercial Segment	$(2,386)	$2,192	$(3,143)	$1,261
Personal Segment	(3,412)	(3,887)	(7,257)	(8,275)
Runoff Segment	(19,364)	4,343	(73,099)	5,212
Corporate	(5,098)	(4,531)	(16,202)	(1,234)
Consolidated	$(30,260)	$(1,883)	$(99,701)	$(3,036)

The following is additional business segment information and assets held-for-sale as of the dates indicated (in thousands):

	September 30,	December 31,
Assets:	2022	2021
Standard Commercial Segment	$229,657	$237,844
Personal Segment	116,733	128,165
Runoff Segment	344,027	382,484
Corporate	659,145	687,029
Assets held-for-sale	132,444	118,076
Consolidated	$1,482,006	$1,553,598

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2022 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table shows earned premiums ceded and reinsurance loss recoveries for continuing operations by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Ceded earned premiums	$16,866	$16,181	$51,265	$60,651
Reinsurance recoveries	$21,092	$32,405	$75,395	$84,913

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

The Reinsurers and the Hallmark Insurers have  submitted to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract. Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings. (See Note 18.) As of September 30, 2022, our consolidated balance sheet included a $62.0 million account receivable from DARAG related to the Hallmark Insurers funding claim payments under the LPT contract pending resolution of the dispute.

As of September 30, 2022, the ultimate incurred losses from the subject business were $282.8 million or $42.8 million in excess of the aggregate limit of $240.0 million.  Our reinsurance recoverables of $542.8 million include a $12.5 million payable related to the LPT Contract as of September 30, 2022.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at September 30, 2022	6.54%	6.19%

12. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities.  The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 62.0% as of September 30, 2022.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity for continuing operations by period reported in operating expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Deferred	$(22,856)	$370	$(32,290)	$(18,658)
Amortized	22,674	1,823	32,081	24,826
Net	$(182)	$2,193	$(209)	$6,168

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Weighted average shares - basic	18,185	18,172	18,181	18,162
Effect of dilutive securities	—	—	—	—
Weighted average shares - assuming dilution	18,185	18,172	18,181	18,162

We had no shares of common stock potentially issuable upon exercise of employee stock options for the three months and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, we had 14,157 shares of common stock potentially issuable upon the exercise of employee stock options which were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive.  These instruments, to the extent not previously cancelled or exercised, expired in 2021.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest cost	$75	$67	$225	$202
Amortization of net loss	27	43	81	130
Expected return on plan assets	(191)	(177)	(573)	(531)
Net periodic pension cost	$(89)	$(67)	$(267)	$(199)
Contributed amount	$—	$—	$—	$—

16. Income Taxes

Our effective income tax rate for the nine months ended September 30, 2022 and 2021 was (13.1)% and 20.8%, respectively.  During the nine months ended September 30, 2022 we recorded a full valuation allowance of $30.4 million against our net deferred tax assets primarily due to recent net losses, including the current period net loss. (See Note 2).   The effective rate for the nine months ended September  30, 2021 varied from the statutory tax rates primarily due to tax exempt interest income.

17. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of September 30,
	2022	2021

Cash and cash equivalents	$129,468	$325,833
Restricted cash	8,845	3,793
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$138,313	$329,626

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

Interest paid	$5,138	$3,165

Income taxes (recovered) paid	$(15,529)	$(4,147)

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$883	$5,613

Payable for securities related to investment purchases	$—	$1,047

18. Commitments and Contingencies

The Reinsurers and the Hallmark Insurers have submitted to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  (See Note 10.)  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has been constituted and a final hearing on the merits is anticipated in the first quarter of 2023.  In the arbitration, the Reinsurers seek rescission of the LPT Contract or, in the alternative, damages on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company is seeking an arbitration award enforcing the terms of the LPT Contract and requiring the Reinsurers to reimburse the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers.  The arbitration panel has ordered that the Reinsurers  post security for any final award in the amount of the Minimum Funding Requirement (as defined in the LPT Contract).  Although an adverse arbitration outcome is at least reasonably possible,  we are unable at this time to reasonably estimate the amount or range of possible loss in such event.

As of September 30, 2022 we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during the first nine months of 2022 or 2021.

19. Changes in Accumulated Other Comprehensive (Loss) Income Balances

The changes in accumulated other comprehensive (loss) income balances as of September 30, 2022 and 2021 were as follows (in thousands):

			Accumulated Other
	Pension	Unrealized	Comprehensive
	Liability	Gains (Loss)	Income (Loss)
Balance at January 1, 2021	$(3,762)	$4,145	$383
Other comprehensive loss:
Change in net actuarial gain	130	—	130
Tax effect on change in net actuarial gain	(27)	—	(27)
Unrealized holding gains arising during the period	—	3,063	3,063
Tax effect on unrealized holdings gains arising during the period	—	(643)	(643)
Reclassification adjustment for gains included in net income	—	(5,288)	(5,288)
Tax effect on reclassification adjustment for gains included in net income	—	1,110	1,110
Other comprehensive loss, net of tax	103	(1,758)	(1,655)

Balance at September 30, 2021	$(3,659)	$2,387	$(1,272)

Balance at January 1, 2022	$(2,641)	$1,606	$(1,035)
Other comprehensive income:
Change in net actuarial gain	78	—	78
Tax effect on change in net actuarial gain	(16)	—	(16)
Unrealized holding gains arising during the period	—	(10,048)	(10,048)
Tax effect on unrealized holding gains arising during the period	—	2,110	2,110
Reclassification adjustment for gains included in net income	—	(1,667)	(1,667)
Tax effect on reclassification adjustment for gains included in net income	—	350	350
Other comprehensive loss, net of tax	62	(9,255)	(9,193)

Balance at September 30, 2022	$(2,579)	$(7,649)	$(10,228)

220. Leases

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 12 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the nine month periods ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Operating lease cost	$706	$526	$2,086	$1,620

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$602	$543	$1,747	$1,627

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$436

Other lease information as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021

Operating lease right-of-use assets	$12,805	$13,211

Operating lease liabilities	$14,977	$15,062

Weighted-average remaining lease term - operating leases	11.1	11.4

Weighted-average discount rate - operating leases	6.22%	6.22%

We incurred $18 thousand in short-term lease payments not included in our lease liability during the nine months ended September 30, 2022.

Future minimum lease payments under non-cancellable leases as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021

2022	$570	$2,171
2023	2,224	2,023
2024	2,421	2,216
2025	2,537	2,450
2026	2,497	2,497
Thereafter	15,767	15,767
Total future minimum lease payments	$26,016	$27,124

Less imputed interest	$(11,039)	$(12,062)
Total operating lease liability	$14,977	$15,062

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

Introduction

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, “we,” “us,” “our,” or the Company) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services. Our business is geographically concentrated in the south central and northwest regions of the United States. We pursue our business activities through subsidiaries whose operations are organized into product-specific business units, which are supported by our insurance company subsidiaries.

Our non-carrier insurance activities are segregated by business units into the following reportable segments:

●	Standard Commercial Segment. Our Standard Commercial Segment includes the package and monoline property/casualty and, until exited during 2016, occupational accident insurance products and services handled by our Commercial Accounts business unit; the Aviation business unit which offers general aviation property/casualty insurance products and services; and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit until discontinued during 2016.
●	Personal Segment. Our Personal Segment includes the non-standard personal automobile and renters insurance products and services handled by our Specialty Personal Lines business unit.
●	Runoff Segment. Our Runoff Segment consists solely of our Specialty Runoff business unit which is comprised of the senior care facilities liability insurance business previously reported as part of our Professional Liability business unit; the contract binding line of the primary automobile insurance previously reported as part of our Commercial Auto business unit; and the satellite launch property/casualty insurance products, as well as certain specialty programs, previously reported as part of our Aerospace & Programs business unit. The lines of business comprising the Runoff Segment were discontinued at various times during 2020 through 2022 and are presently in runoff. The Runoff Segment, together with our discontinued operations, were previously reported as our former Specialty Commercial Segment.

In addition to these reportable segments, our discontinued operations consist of our Commercial Auto business unit (excluding the exited contract binding line) which offered primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offered primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit which offered primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; and our Professional Liability business unit (excluding the exited senior care facilities line) which offered healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals and medical facilities.  Our discontinued operations business units, which were sold in October 2022, and our Runoff Segment were together previously reported as our former Specialty Commercial Segment.

The retained premium produced by these reportable segments and discontinued operations is supported by our American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark Insurance Company (“HIC”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”) insurance subsidiaries. In addition, control and management of Hallmark County Mutual Insurance Company (“HCM”) is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Specialty Commercial and Personal Segments in Texas. HCM does not retain any business.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 28% of the total net premiums written by any of them, HIC retains 38% of our total net premiums written by any of them, HSIC retains 21% of our total net premiums written by any of them and HNIC retains 13% of our total net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

Results of Operations

Management overview. During the three months ended September 30, 2022, our total revenue from continuing operations was $38.2 million, representing a decrease of 16% from the $45.5 million in total revenue from continuing operations for the same period of 2021.  During the nine months ended September 30, 2022, our total revenue from continuing operations was $117.6 million, representing a decrease of 31% from the $171.4 million in total revenue from continuing operations for the same period of 2021.  During the three months ended September 30, 2022, we reported a pre-tax loss from continuing operations of $30.3 million, as compared to a pre-tax loss from continuing operations of $1.9 million reported during the same period the prior year.  During the nine months ended September 30, 2022, we reported a pre-tax loss from continuing operations of $99.7 million, as compared to a pre-tax loss from continuing operations of $3.0 million reported during the same period the prior year.

The decrease in revenue from continuing operations for the three months ended September 30, 2022 compared to the same period of the prior year was primarily due to lower net premiums earned of $6.3 million, higher net investment losses of $2.3 million, and lower finance charges of $0.1 million, partially offset by $1.5 million higher net investment income. The decrease in revenue from continuing operations for the nine months ended September 30, 2022 compared to the same period of the prior year was primarily due to decreased net premiums earned of $38.6 million, net investment losses of $6.8 million compared to net investment gains of $9.1 million the prior year, and lower finance charges of $0.4 million, partially offset by higher net investment income of $1.1 million.

The increase in pre-tax loss from continuing operations for the three months ended September 30, 2022 compared to the same period of the prior year was primarily due to the decreased revenue discussed above and increased losses and loss adjustment expenses (“LAE”) from continuing operations of $21.6 million, partially offset by lower operating expenses from continuing operations of $0.7 million.  The increase in losses and LAE from continuing operations was primarily due to $20.6 million of adverse prior year loss reserve development for the third quarter of 2022, $18.5 million of which was from the Runoff Segment, as compared to $2.9 million of favorable prior year loss reserve development for the same period the prior year.  Losses and LAE from continuing operations for the third quarter of 2022 included $1.8 million of net catastrophe losses as compared to $0.6 million during the same period of the prior year.

The deterioration of pre-tax results from continuing operations for the nine months ended September 30, 2022 compared to the same period of the prior year was primarily due to the decreased revenue from continuing operations discussed above and increased losses and LAE of $49.6 million, partially offset by lower operating expenses from continuing operations of $7.1 million.  The increase in losses and LAE from continuing operations was primarily due to $75.8 million of unfavorable prior year loss reserve development for the nine months ended September 30, 2022, $70.4 million of which was from the Runoff Segment, as compared to $4.6 million of favorable prior year loss reserve development for the prior year period, partially offset by lower net catastrophe losses of $3.2 million compared to $6.6 million during the same period of the prior year.

We reported a net loss from continuing operations of $29.3 million for the three months ended September 30, 2022 as compared to a net loss from continuing operations of $2.0 million for the same period in 2021.  We reported a net loss from continuing operations of $104.9 million for the nine months ended September 30, 2022 as compared to net loss from continuing operations of $3.9 million for the same period in 2021.  On a diluted basis per share, we reported net loss from continuing operations of $1.61 per share for the three months ended September 30, 2022, compared to a net loss from continuing operations of $0.11 per share for the same period in 2021.  On a diluted basis per share, we reported a net loss from continuing operations of $5.77 per share for the nine months ended September 30, 2022, as compared to a net loss from continuing operations  of $0.21 per share for the same period in 2021.

We reported a net loss of $28.2 million for the three months ended September 30, 2022 as compared to net income of $3.4 million for the same period in 2021.  The net loss/income for the three months ended September 30, 2022 and 2021 was the result of the net loss from continuing operations partially or wholly offset by net income from discontinued operations of $1.1 million and $5.5 million, respectively.  We reported a net loss of $100.8 million for the nine months ended September 30, 2022 as compared to net income of $11.6 million for the same period in 2021.  The net loss/income for the nine months ended September 30, 2022 and 2021 was the result of the net loss from continuing operations partially or wholly offset by net income from discontinued operations of $4.2 million and $15.4 million, respectively.  On a diluted basis per share, we reported a net loss of $1.55 per share for the three months ended September 30, 2022, compared to net income of $0.19 per share for the same period in 2021.  On a diluted basis per share, we reported a net loss of $5.54 per share for the nine months ended September 30, 2022, as compared to net income of $0.64 per share for the same period in 2021.

Our effective tax rate was (13.1)% for the first nine months of 2022 compared to 20.8% for the same period in 2021.  During the first nine months of 2022 we recorded a full valuation allowance of $30.4 million against our net deferred tax assets primarily due to recent net losses, including the current period net loss.  The effective rate for the nine months ended September 30, 2021 varied from the statutory tax rates primarily due to tax exempt interest income.

Third Quarter 2022 as Compared to Third Quarter 2021

The following is additional business segment information for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	Standard Commercial
	Segment		Personal Segment		Runoff Segment		Corporate		Consolidated
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross premiums written	$34,556	$34,274	$15,638	$17,453	$2,326	$3,401	$—	$—	$52,520	$55,128
Ceded premiums written	(15,801)	(16,245)	(76)	(72)	(25)	(5,271)	—	—	(15,902)	(21,588)
Net premiums written	18,755	18,029	15,562	17,381	2,301	(1,870)	—	—	36,618	33,540
Change in unearned premiums	(206)	959	38	(417)	(70)	8,621	—	—	(238)	9,163
Net premiums earned	18,549	18,988	15,600	16,964	2,231	6,751	—	—	36,380	42,703

Total revenues	18,950	19,693	16,754	18,316	2,477	7,315	51	152	38,232	45,476

Losses and loss adjustment expenses	14,484	11,553	14,735	16,735	19,922	(739)	—	—	49,141	27,549

Pre-tax (loss) income	$(2,386)	$2,192	$(3,412)	$(3,887)	$(19,364)	$4,343	$(5,098)	$(4,531)	$(30,260)	$(1,883)

Net loss ratio (1)	78.1%	60.8%	94.5%	98.7%	893.0%	(10.9)%			135.1%	64.5%
Net expense ratio (1)	37.9%	31.2%	30.3%	26.1%	45.1%	36.0%			42.0%	41.0%
Net combined ratio (1)	116.0%	92.0%	124.8%	124.8%	938.1%	25.1%			177.1%	105.5%

Net unfavorable (favorable) prior year development	$300	$(973)	$1,810	$1,197	$18,528	$(3,088)			$20,638	$(2,864)

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $34.6 million for the three months ended September 30, 2022, which was $0.3 million more than the $34.3 million reported for the same period in 2021.  Net premiums written were $18.8 million for the three months ended September 30, 2022 as compared to $18.0 million for the same period in 2021.  The increase in the gross and net premiums written was due to higher premium production in both our Commercial Accounts business unit and Aviation business unit.

Total revenue for the Standard Commercial Segment of $19.0 million for the three months ended September 30, 2022, was $0.7 million less than the $19.7 million reported for the same period in 2021. This decrease in total revenue was primarily due to lower net premiums earned of $0.4 million and lower net investment income of $0.3 million for the three months ended September 30, 2022 as compared to the same period of 2021.

The Standard Commercial Segment reported a pre-tax loss of $2.4 million for the three months ended September 30, 2022 as compared to a pre-tax income of $2.2 million for the same period of 2021.  The deteriorated pre-tax result was primarily the result of higher losses and LAE of $2.9 million and higher operating expenses of $1.0 million and lower revenue as discussed above. Increased operating expenses were primarily the result of higher salary and related expenses and higher professional services during the three months ended September 30, 2022 as compared to the same period the prior year.

The Standard Commercial Segment reported a net loss ratio of 78.1% for the three months ended September 30, 2022 as compared to 60.8% for the same period of 2021.  The gross loss ratio before reinsurance for the three months ended September 30, 2022 was 61.0% as compared to 52.9% reported for the same period of 2021.  The increase in the gross  loss ratio was due primarily to unfavorable net loss reserve development during the three months ended September 30, 2022 as compared to favorable net prior year development during the same period the prior year. The higher net loss ratio was due to lower ceded losses during the three months ended September 30, 02202 as compared to the same period the prior year. The Standard Commercial Segment reported unfavorable net loss reserve development of $0.3 million during the three months ended September 30, 2022 as compared to $1.0 million favorable net loss reserved development during the same period of 2021. The Standard Commercial Segment reported a net expense ratio of 37.9% for the third quarter of 2022 as compared to 31.2% for the same period of 2021.  The increase in the net expense ratio was due to higher operating expenses discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $15.6 million for the three months ended September 30, 2022 as compared to $17.5 million for the same period in the prior year.  Net premiums written for the Personal Segment were $15.6 million in the third quarter of 2022, which was a decrease of $1.8 million from the $17.4 million reported for the third quarter of 2021.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $16.8 million for the third quarter of 2022 as compared to $18.3 million for the same period in 2021.  The decrease in revenue was primarily due to lower net premiums earned of $1.4 million and lower finance charges of $0.1 million during the third quarter of 2022 as compared to the same period during 2021.

Pre-tax loss for the Personal Segment was $3.4 million for the three months ended September 30, 2022 as compared to a pre-tax loss of $3.9 million for the same period of 2021.  Lower losses and LAE of $2.0 million were partially offset by the decreased revenue discussed above for the three months ended September 30, 2022 as compared to the same period during 2021.  Rising inflationary trends, specifically loss costs, continue to impact the profitability of our Personal Segment.

The Personal Segment reported a net loss ratio of 94.5% for the three months ended September 30, 2022 as compared to 98.7% for the same period of 2021.  The gross loss ratio before reinsurance was 94.7% for the three months ended September 30, 2022 as compared to 99.5% for the same period in 2021.  The Personal Segment reported $1.8 million of unfavorable prior year loss reserve development for the third quarter of 2022 as compared to $1.2 million report for the same period the prior year.  The Personal Segment reported a net expense ratio of 30.3% for the third quarter of 2022 as compared to 26.1% for the same period of 2021.  The increase in the expense ratio was due primarily to lower net premiums earned.

Runoff Segment

Gross premiums written for the Runoff Segment were $2.3 million for the three months ended September 30, 2022, which was $1.1 million, or 32%, less than the $3.4 million reported for the same period of 2021.  Net premiums written were $2.3 million for the three months ended September 30, 2022 as compared to ($1.9) million for the same period of 2021.  The decrease in gross premiums written was primarily the result of the runoff of the senior care facilities business as well as certain  specialty programs. The increase in net premiums written was primarily the result of the revision of the third quarter 2021 financials statements due to immaterial errors relating to the certain reinsurance treaties.

The $2.5 million of total revenue for the three months ended September 30, 2022 was $4.8 million less than the $7.3 million reported by the Runoff Segment for the same period in 2021.  This decrease in revenue was primarily due to lower net premiums earned of $4.5 million, driven primarily by runoff of the senior care facilities business and certain specialty programs, as well as lower net investment income of $0.3 million.

The Runoff Segment reported a pre-tax loss of $19.4 million for the third quarter of 2022 as compared to pre-tax income of $4.3 million reported for the same period in 2021.  The deterioration in pre-tax results was primarily the result of higher losses and LAE of $20.6 million and the lower total revenue discussed above, partially offset by lower operating expenses of $1.7 million during the three months ended September 30, 2022 as compared to the same period during 2021.  The Runoff Segment reported higher losses and LAE for the quarter ended September 30, 2022 compared to the same period of the prior year primarily as the result of unfavorable net prior year development of $18.5 million, of which $14.0 million was from the binding auto business, $0.7 million was from the senior care facilities business and $3.8 million was from certain specialty programs , as compared to favorable prior year loss development of $3.1 million for the same period of 2021.

Corporate

Total revenue for Corporate decreased by $0.1 million for the three months ended September 30, 2022 as compared to the same period the prior year primarily as a result of a $1.7 million increase in unrealized losses on equity securities and a $0.5 million decrease in realized gains on investments, partially offset by increased net investment income of $2.1 million.  Corporate pre-tax loss was $5.1 million for the three months ended September 30, 2022 as compared to a pre-tax loss of $4.5 million for the same period of 2021.  The deterioration in pre-tax results for the third quarter of 2022 was primarily due to the decreased revenue discussed above, higher operating expenses of $0.2 million and higher interest expense of $0.3 million.

Nine Months Ended September 30, 2022 as compared to Nine Months Ended September 30, 2021 :

The following is additional business segment information for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	Standard Commercial
	Segment		Personal Segment		Runoff Segment		Corporate		Consolidated
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross premiums written	$110,013	$107,516	$47,589	$52,560	$10,255	$25,662	$—	$—	$167,857	$185,738
Ceded premiums written	(51,434)	(49,694)	(226)	(234)	(872)	(11,081)	—	—	(52,532)	(61,009)
Net premiums written	58,579	57,822	47,363	52,326	9,383	14,581	—	—	115,325	124,729
Change in unearned premiums	(3,584)	(2,326)	(350)	(72)	1,341	29,012	—	—	(2,593)	26,614
Net premiums earned	54,995	55,496	47,013	52,254	10,724	43,593	—	—	112,732	151,343

Total revenues	56,183	57,536	50,621	56,390	11,554	45,306	(745)	12,180	117,613	171,412

Losses and loss adjustment expenses	40,398	39,769	41,408	47,379	79,362	24,422	—	—	161,168	111,570

Pre-tax (loss) income	$(3,143)	$1,261	$(7,257)	$(8,275)	$(73,099)	$5,212	$(16,202)	$(1,234)	$(99,701)	$(3,036)

Net loss ratio (1)	73.5%	71.7%	88.1%	90.7%	740.0%	56.0%			143.0%	73.7
Net expense ratio (1)	35.7%	30.8%	30.3%	27.9%	40.3%	34.2%			41.1%	35.1
Net combined ratio (1)	109.2%	102.5%	118.4%	118.6%	780.3%	90.2%			184.1%	108.8

Net unfavorable (favorable) prior year development	$250	$(2,371)	$5,218	$4,356	$70,365	$(6,543)			$75,833	$(4,558)
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Standard Commercial Segment

Gross premiums written for the Standard Commercial Segment were $110.0 million for the nine months ended September 30, 2022, which was $2.5 million, or 2%, more than the $107.5 million reported for the same period in 2021. Net premiums written were $58.6 million for the three months ended September 30, 2022 as compared to $57.8 million for the same period in 2021.  The increase in the gross and net premiums written was due to higher premium production in both  our Commercial Accounts business unit and Aviation business unit.

Total revenue for the Standard Commercial Segment of $56.2 million for the nine months ended September 30, 2022 was $1.3 million less than the $57.5 million reported for the same period in 2021.  This decrease in total revenue was primarily due to lower net investment income of $0.8 million and lower net premiums earned of $0.5 million for the nine months ended September 30, 2022 as compared to the same period of 2021.

Our Standard Commercial Segment reported a pre-tax loss of $3.1 million for the nine months ended September 30, 2022 as compared to pre-tax income of $1.3 million reported for the same period of 2021.  The deteriorated pre-tax results were the result of higher loss and LAE of $0.6 million and higher operating expenses of $2.5 million and the decreased revenue discussed above.  Increased operating expenses were primarily the result of higher salary and related expenses and higher professional service expenses.

The Standard Commercial Segment reported a net loss ratio of 73.5% for the nine months ended September 30, 2022 as compared to 71.7% for the same period of 2021.  The gross loss ratio before reinsurance for the nine months ended September 30, 2022 was 58.4% as compared to 64.3% reported for the same period of 2021.  The decrease in the gross loss ratios was due primarily to lower current accident year gross loss trends.  The increase in the net loss ratios was due to lower ceded losses during the nine months ended September 30, 2022 as compared to the same period of 2021.  The Standard Commercial Segment reported unfavorable net loss reserve development of $0.3 million during the nine months ended September 30, 2022 as compared to favorable net loss reserve development of $2.4 million during the same period of 2021.  The Standard Commercial Segment reported a net expense ratio of 35.7% for the nine months ended September 30, 2022 as compared to 30.8% for the same period of 2021.  The increase in the expense ratio was primarily due to higher operating expenses as discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $47.6 million for the nine months ended September 30, 2022 as compared to $52.6 million for the same period in the prior year.  Net premiums written for our Personal Segment were $47.4 million for the nine months ended September 30, 2022, which was a decrease of $4.9 million from the $52.3 million reported for the same period of 2021.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $50.6 million for the nine months ended September 30, 2022 as compared to $56.4 million for the same period in 2021.  The decrease in revenue was primarily due to a decrease in net premiums earned of $5.2 million, lower finance charges of $0.4 million and lower net investment income of $0.2 million during the nine months ended September 30, 2022 as compared to the same period during 2021.

Pre-tax loss for the Personal Segment was $7.3 million for the nine months ended September 30, 2022 as compared to a pre-tax loss of $8.3 million for the same period of 2021.  The lower pre-tax loss was primarily the result of lower losses and LAE of $6.0 million and lower operating expenses of $0.8 million, partially offset by decreased revenue discussed above for the nine months ended September 30, 2022 as compared to the same period during 2021.

The Personal Segment reported a net loss ratio of 88.1% for the nine months ended September 30, 2022 as compared to 90.7% for the same period of 2021.  The gross loss ratio before reinsurance was 88.3% for the nine months ended September 30, 2022 as compared to 91.8% for the same period in 2021.  The lower gross and net loss ratios for the nine months ended September 30, 2022 was primarily the result of lower net catastrophe losses of $0.2 million for the nine months ended September 30, 2022 as compared to $0.9 million for the same period the prior year, as well as lower current accident year loss trends, partially offset by higher unfavorable prior year loss reserve development.  The Personal Segment reported $5.2 million net unfavorable prior year loss reserve development during the first nine months of 2022 as compared to net unfavorable prior year loss reserve development of $4.4 million during the first nine months of 2021.  The Personal Segment reported a net expense ratio of  30.3% during the nine months ended September 30, 2022 as compared to 27.9% for the same period of 2021. The increase in the expense ratio was due predominately to lower net premiums earned and lower finance charges.

Runoff Segment

Gross premiums written for the Runoff Segment were $10.3 million for the nine months ended September 30, 2022, which was $15.4 million, or 60%, less than the $25.7 million reported for the same period of 2021.  Net premiums written were $9.4 million for the nine months ended September 30, 2022 as compared to $14.6 million for the same period of 2021.  The decrease in gross and net premiums written was primarily the result of the runoff of the senior care facilities business and  certain  specialty programs.

The $11.5 million of total revenue for the nine months ended September 30, 2022 was $33.8 million less than the $45.3 million reported by the Runoff Segment for the same period in 2021.  This decrease in revenue was primarily due to lower net premiums earned of $32.9 million, driven primarily by runoff of the senior care facilities business and certain specialty programs, as well as lower net investment income of $0.9 million.

The Runoff Segment reported a pre-tax loss of $73.1 million for the nine months ended September 30, 2022 as compared to pre-tax income of $5.2 million reported for the same period in 2021.  The deterioration in pre-tax results was primarily the result of higher losses and LAE of  $54.9 million and  the lower total revenue discussed above, partially offset by lower operating expenses of $10.4 million during the nine months ended September 30, 2022 as compared to the same period during 2021. Our Runoff Segment reported higher losses and LAE for the quarter ended September 30, 2022 compared to the same period of the prior year as the result of unfavorable net prior year development of $70.4 million, of which $58.4 million was from the binding auto business, $8.6 million was from the senior care facilities  business and $3.4 million was from certain specialty programs,  as compared to favorable prior year loss development of $6.5 million for the same period of 2021.

Corporate

Total revenue for Corporate decreased by $12.9 million for the nine months ended September 30, 2022 as compared to the same period the prior year primarily as a result of a $12.2 million decrease in unrealized gains on equity securities and a $3.6 million decrease in realized gains on investments, partially offset by a $2.9 million increase in net investment income. Corporate pre-tax loss was $16.2 million for the nine months ended September 30, 2022 as compared to a pre-tax loss of $1.2 million for the same period of 2021.  The pre-tax loss for the nine months ended September 30, 2022 was primarily due to the lower revenue discussed above, as well as higher operating expenses of $1.6 million and higher interest expense of $0.4 million.  The higher operating expenses were driven by a $1.1 million increase in salary and related expenses due to increased incentive compensation accruals and higher non-cash stock compensation expense.  increased professional service expense of $0.1 million, higher travel expense of $0.2 million and higher other general expenses of $0.2 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2022, Hallmark and its non-insurance company subsidiaries had $10.0 million in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $119.5 million of unrestricted cash and cash equivalents, as well as $417.1 million in debt securities with an average modified duration of 1.0 years. Accordingly, we do not anticipate selling long-term debt instruments to meet liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. Dividends may only be paid from unassigned surplus funds. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s statutory net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. During 2022, the aggregate ordinary dividend capacity of these subsidiaries is $32.0 million, of which $22.7 million is available to Hallmark. As a county mutual, dividends from HCM are payable to policyholders. During the first nine months of 2022 and 2021, our insurance subsidiaries paid $6.0 million and $3.0 million, respectively, in dividends to Hallmark. During the first nine months of 2022 and 2021, our insurance subsidiaries paid $6.5 million and $9.0 million, respectively, in management fees to Hallmark.

Comparison of September 30, 2022 to December 31, 2021

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2022 were $587.5 million compared to $691.6 million at December 31, 2021. The primary reasons for this decrease in unrestricted cash and investments were cash used by operations and purchases of investment securities.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021

During the nine months ended September 30, 2022, our cash flow used by operations was $74.2 million compared to cash flow provided by operations of $47.3 million during the same period the prior year. The cash flow used in operations was driven primarily by higher reinsurance balances paid (including $62.0 million paid to fund the payment of claims under the LPT Contract without prejudice on behalf of DARAG under the interim agreement), an increase in net paid claims and lower collected investment income, partially offset by decreased paid operating expenses and federal income taxes recovered during the nine months ended September 30, 2022.

Net cash used in investing activities during the first nine months of 2022 was $144.2 million as compared to net cash provided by investing activities of $174.0 million during the first nine months of 2021. The net cash used in investing activities during the first nine months of 2022 was primarily comprised of an increase of $153.6 million in purchases of debt and equity securities, a decrease of $164.1 million in maturities, sales and redemptions of investment securities and a $0.5 million increase in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first nine months of 2022 or 2021.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 62% as of September 30, 2022.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at September 30, 2022	6.54%	6.19%

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

AHIC, HIC, HSIC, HCM and HNIC (collectively, the “Hallmark Insurers”) are parties to a Loss Portfolio Transfer Reinsurance Contract (the “LPT Contract”) and related agreements with DARAG Bermuda Ltd. (“DARAG Bermuda”) and DARAG Insurance (Guernsey) Limited (“DARAG Guernsey” and, collectively, the “Reinsurers”).  (See Note 10, “Reinsurance – Loss Portfolio Transfer” in the Notes to Consolidated Financial Statements.)

The Reinsurers and the Hallmark Insurers have submitted to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has been constituted and a final hearing on the merits is anticipated in the first quarter of 2023.  In the arbitration, the Reinsurers seek rescission of the LPT Contract or, in the alternative, damages on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company is seeking an arbitration award enforcing the terms of the LPT Contract and requiring the Reinsurers to reimburse the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers.  The arbitration panel has ordered that the Reinsurers  post security for any final award in the amount of the Minimum Funding Requirement (as defined in the LPT Contract).  Although an adverse arbitration outcome is at least reasonably possible,  we are unable at this time to reasonably estimate the amount or range of possible loss in such event.

As of September 30, 2022 we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

Item 1A.  Risk Factors.

Following the announcement of the transaction with Core Specialty, A.M. Best placed under review with negative implications the financial strength ratings of A- (Excellent) and the issuer credit ratings of a- (Excellent) of each of AHIC, HIC, HSIC, HNIC and HCM, as well as the pool comprised of AHIC, HIC, HSIC and HNIC.  While acknowledging the mitigating impact of the transaction with Core Specialty, A.M. Best expressed concern over the uncertainty of the arbitration proceedings with the Reinsurers under the LPT Contract, potential additional unfavorable prior year loss development in excess of the aggregate limit under the LPT Contract, and the Company’s ability to restore profitability to its continuing operations.  (See Note 10, “Reinsurance – Loss Portfolio Transfer” in the Notes to Consolidated Financial Statements and Item 1. “Legal Proceedings” above.)  A.M. Best indicated that these ratings will remain under review until they can fully assess the impacts of the Core Specialty transaction, in addition to the effects of initiatives to improve operating performance and stem further material adverse reserve development. Critical to this assessment will be Hallmark’s operating results for the remainder of 2022.

There have been no other material changes to the risk factors discussed in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended September 30, 2022.

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2022 and 2021, (iii) Consolidated

Statements of Comprehensive Income for the three months and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Stockholder’s Equity for the three months and nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 14, 2022	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman and Chief Executive Officer (principal executive officer)

Date: November 14, 2022	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)