Form 10-K
period 2022-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2023-03-28
CIK 819913

F9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________________

Commission file number 001-11252

Hallmark Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0447375
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5420 Lyndon B. Johnson Freeway, Suite 1100, Dallas, Texas	75240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (817) 348-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	HALL	Nasdaq Global Market

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

Emerging growth company      ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $31.6 million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,818,482 shares of common stock, $1.00 par value per share, outstanding as of March 28, 2023.

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

We offer commercial and personal insurance in selected market subcategories. We focus on marketing, distributing, underwriting and servicing property/casualty insurance products that require specialized underwriting expertise or market knowledge. We believe this approach provides us the best opportunity to achieve favorable policy terms and pricing. The insurance policies we produce are written by our six insurance company subsidiaries as well as unaffiliated insurers.

We market, distribute, underwrite and service our property/casualty insurance products primarily through business units organized by products and distribution channel. Our business units are supported by our insurance company subsidiaries. Our Commercial Accounts business unit offers package and monoline property/casualty and, until exited in 2016, occupational accident insurance products. Our Aviation business unit offers general aviation property/casualty insurance products and services. Our former Workers Compensation operating unit specialized in small and middle market workers compensation business until discontinued during 2015. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services. Our  Specialty Runoff business unit is comprised of the senior care facilities liability insurance business previously reported as part of our Professional Liability business unit; the contract binding line of the primary automobile insurance previously reported as part of our Commercial Auto business unit; and the satellite launch property/casualty insurance products, as well as certain specialty programs, previously reported as part of our Aerospace & Programs business unit.  The lines of business comprising the Specialty Runoff business unit were discontinued at various times during 2020 through 2022 and are presently in runoff.  The Specialty Runoff business unit, together with our discontinued operations, were previously reported as our former Specialty Commercial Lines Segment.

Each business unit has its own management team with significant experience in distributing products to its target markets and proven success in achieving underwriting profitability. Each business unit is responsible for marketing, distribution and underwriting while we provide capital management, claims management, reinsurance, actuarial, investment, financial reporting, technology and legal services and other administrative support at the parent level. We believe this approach optimizes our operating results by allowing us to effectively penetrate our selected specialty and niche markets while maintaining operational controls, managing risks, controlling overhead and efficiently allocating our capital across business units. We expect future growth to be derived from organic growth in the premium production of our existing business units.

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

Our Commercial Accounts business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products include general liability, commercial automobile, commercial property and umbrella coverages. Our Commercial Accounts business unit currently markets its products through a network of 242 independent agency groups primarily serving businesses in the non-urban areas of 16 states predominately in the southwest and northwest regions. In addition, our Commercial Accounts business unit previously provided occupational accident coverage in Texas through an underwriting agency that specialized in the occupational accident insurance market. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies.

The aircraft liability and hull insurance products underwritten by our Aviation business unit target standard general aviation aircraft risks. Airport liability insurance is marketed to smaller, regional airports. Our Aviation business unit markets these general aviation insurance products through 161 independent specialty brokers in 48 states.

Our Specialty Personal Lines business unit primarily offers non-standard personal automobile policies, which generally provide the minimum limits of liability coverage mandated by state law to drivers who find it difficult to obtain insurance from standard carriers due to various factors including age, driving record, claims history or limited financial resources. Our Specialty Personal Lines business unit also provides a renters insurance product that complements our non-standard automobile offering and fits well in our distribution channel. Our Specialty Personal Lines business unit markets and services these non-standard automobile and renters insurance policies in 10 and 12 states, respectively, through 4,017 independent retail agent locations.

Our insurance company subsidiaries are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”). AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 28% of the net premiums written by any of them, HIC retains 38% of the net premiums written by any of them, HSIC retains 21% of the net premiums written by any of them and HNIC retains 13% of the net premiums written by any of them. A.M. Best Company (“A.M. Best”), a nationally recognized insurance industry rating service and publisher, has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of the insurance company subsidiaries comprising the pool. Also, A.M. Best has assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of   “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC. (See “Item 1A. Risk Factors” for a further discussion regarding our A.M. Best rating).

These business units are segregated into three reportable industry segments for financial accounting purposes. The Commercial Lines Segment consists of the Commercial Accounts business unit, the Aviation business unit and the runoff from our former Workers Compensation operating unit. The Personal Lines Segment consists solely of our Specialty Personal Lines business unit. The Runoff Segment consists solely of the Specialty Runoff business unit. The following table displays the gross premiums written and net premiums written by these reportable segments for affiliated and unaffiliated insurers for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Gross Premiums Written:
Commercial Lines Segment	$144,829	$138,687
Personal Lines Segment	61,115	67,213
Runoff Segment	11,433	27,578
Total	$217,377	$233,478

Net Premiums Written:
Commercial Lines Segment	$79,178	$73,924
Personal Lines Segment	60,816	66,910
Runoff Segment	10,565	25,824
Total	$150,559	$166,658

Commercial Lines Segment

The Commercial Lines Segment of our business includes the package and monoline property/casualty and, until exited during 2016, occupational accident insurance products and services handled by our Commercial Accounts business unit, the Aviation business unit which offers general aviation insurance products and services and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit.  Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the former Workers Compensation operating unit ceased retaining any risk on new or renewal policies.

Commercial Accounts business unit. Our Commercial Accounts business unit primarily underwrites low-severity, short-tailed commercial property/casualty insurance products in the standard market. These products include general liability, commercial automobile, commercial property and umbrella coverages. Our Commercial Accounts business unit currently markets its products through a network of 242 independent agency groups primarily serving businesses in the non-urban areas of 16 states predominately in the southwest and northwest regions. In addition, our Commercial Accounts business unit previously provided occupational accident coverage in Texas through an underwriting agency that specialized in the occupational accident insurance market. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Our Commercial Accounts business unit include the following:

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

The Commercial Accounts business  unit has historically maintained excellent relationships with its producing agents, as evidenced by the 28 agency groups that each produced more than $1.0 million in premium during the year ended December 31, 2022.  During 2022, the top ten agency groups produced 35%, and no individual agency group produced more than 7%, of the total premium volume of our Commercial Accounts business unit.

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

Aviation business unit. The aircraft liability and hull insurance products underwritten by our Aviation business unit target standard general aviation aircraft risks. Airport liability insurance is marketed to smaller, regional airports. Our Aviation business unit markets these general aviation insurance products through 161 independent agents in 48 states. The general aviation products offered by our Aviation business unit include the following:

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

These specialty brokers submit requests for aviation insurance quotations received from the states in which we operate and our Aviation business unit selectively determines the risks fitting its target niche for which it will prepare a quote. During 2022, the top ten independent specialty brokers produced 51%, and no single broker produced more than 11%, of the total general aviation premium volume of our Aviation business unit. Our Aviation business unit independently develops, underwrites and prices each general aviation coverage written. We target standard general aviation risks for both commercial (non-airline) and non-commercial uses. We do not accept aircraft that are used for hazardous purposes such as crop dusting or heli-skiing. Liability limits are controlled, with 95% of the aircraft written in 2022 bearing per-occurrence limits of $1,000,000 or less and 89% with per-passenger limits of $100,000 or less. Average hull values are also controlled with 99% of the aircraft written bearing hull values of $1,000,000 or less and 83% at $250,000 or less.

Personal Lines Segment

The Personal Lines Segment of our business consists solely of our Specialty Personal Lines business unit. Our Specialty Personal Lines business unit markets and services non-standard personal automobile policies and renters insurance in 10 and 12 states, respectively. Our non-standard personal automobile insurance generally provides for the minimum limits of liability coverage mandated by state laws to drivers who find it difficult to purchase automobile insurance from standard carriers as a result of various factors, including driving record, vehicle, age, claims history, or limited financial resources. Products offered by our Specialty Personal Lines business unit include the following:

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

Our Specialty Personal Lines business unit markets its products through 4,017 independent retail agent locations  in its target geographic markets. Non-standard automobile represented 96% of the premiums produced during 2022. Our Specialty Personal Lines business unit qualifies new agent appointments in order to establish an efficient network of independent agents to effectively penetrate its highly competitive markets. Our Specialty Personal Lines business unit periodically evaluates its independent agents and discontinues the appointment of agents whose production history does not satisfy certain standards. During 2022, the top ten independent agency locations produced 26%, and no individual agency location produced more than 6%, of the total premium volume of our Specialty Personal Lines business unit.

During 2022, personal automobile liability coverage accounted for 72% and personal automobile physical damage coverage accounted for the remaining 28% of the total non-standard automobile premiums produced by our Specialty Personal Lines business unit. Our most common policy term is a six month policy. We offer  one-month policies on a limited basis. Our typical non-standard personal automobile customer is unable or unwilling to pay a full or half year premium in advance. Accordingly, we currently offer a direct bill program where the premiums are directly billed to the insured on a monthly basis. We charge installment fees for each payment under the direct bill program.

Discontinued Operations Classification

On October 7, 2022 the Company consummated the sale of substantially all of its excess and surplus lines operations to Core Specialty Insurance Holdings, Inc. (“Core Specialty”). The transaction was comprised of substantially all of nine business units within the Company’s former Specialty Commercial Segment, certain related assets and liabilities, and the immediate transition to Core Specialty of approximately 200 employees who produce and support these lines of businesses. This transaction met the criteria for discontinued operations accounting. As a result, the results of operations for the affected excess and surplus lines are included in discontinued operations in our Consolidated Statement of Operations for all periods shown.

Our Competitive Strengths

We believe that we enjoy the following competitive strengths:

●	Specialized market knowledge and underwriting expertise. All of our business units possess extensive knowledge of the markets in which they operate, which we believe allows them to effectively structure and market their property/casualty insurance products.
●	Tailored market strategies. Each of our business units has developed its own customized strategy for penetrating the markets in which it operates. These strategies include distinctive product structuring, marketing, distribution, underwriting and servicing approaches by each business unit. As a result, we are able to structure our property/casualty insurance products to serve the unique risk and coverage needs of our insureds. We believe these market-specific strategies enable us to provide policies tailored to the target customer that are appropriately priced and fit our risk profile.
●	Superior agent and customer service. We believe performing the underwriting, billing, customer service and claims management functions tailored to the needs of each business unit allows us to provide superior service to both our agents and brokers, as well as our insured customers. The easy-to-use interfaces and responsiveness of our business units enhance their relationships with the agents and brokers who sell our policies. We also believe that consistently offering insurance products through hard and soft markets helps to build and maintain the loyalty of agents and brokers. We value our strong relationships with our agents and brokers and continue to enhance the value proposition to our agents, brokers and insureds by delivering exceptional customer service.
●	Market diversification. We believe operating in various segments of the property/casualty insurance market diversifies both our revenues and our risks. We also believe our business units generally operate on different market cycles, producing more earnings stability than if we focused entirely on one product. As a result of the pooling arrangement among four of our insurance company subsidiaries, we are able to efficiently allocate our capital among these various markets in response to market conditions and expansion opportunities. We believe this market diversification reduces our risk profile and enhances our profitability.
●	Experienced management team. Our senior corporate management team has extensive insurance experience. In addition, our business units have strong management and underwriting teams that also have extensive insurance industry experience. Our management has significant experience in all aspects of property/casualty insurance, including underwriting, claims management, actuarial analysis, reinsurance and regulatory compliance.

Our Strategy

We strive to become a “Best in Class” diversified property/casualty insurance company offering products in markets through the following strategies:

●	Focusing on underwriting discipline and operational efficiency. We seek to consistently generate an underwriting profit on the business we write in hard and soft markets. We believe that in soft markets our competitors often offer policies at a low or negative underwriting profit in order to maintain or increase their premium volume and market share. In contrast, we seek to write business based on its profitability rather than focusing solely on premium production. To that end, we provide financial incentives to many of our underwriters, agents and brokers based on underwriting profitability.
●	Achieving organic growth in our existing business lines. We believe we can achieve organic growth in our existing business lines by consistently providing our insurance products through market cycles, expanding geographically, expanding our product offerings, expanding our agency relationships and further penetrating our existing customer base. We believe our extensive market knowledge and strong agency relationships position us to compete effectively in our various specialty and niche markets. We also believe there is a significant opportunity to expand some of our existing business lines into new geographical areas and through new agency relationships while maintaining our underwriting discipline and operational efficiency. In addition, we believe there is an opportunity for some of our business units to further penetrate their existing customer bases with additional products offered by other business units.
●	Maintaining a strong balance sheet. We seek to maintain a strong balance sheet by employing conservative investment, reinsurance and reserving practices and to measure our performance based on long-term growth in book value per share.

Distribution

We market our property/casualty insurance products predominately through independent general agents and retail agents. Therefore, our relationships with our agents is critical to our ability to identify, attract and retain profitable business. Each of our business units has developed its own tailored approach to establishing and maintaining its relationships with these independent distributors of our products. These strategies focus on providing excellent service to our agents and brokers, maintaining a consistent presence in our target markets through hard and soft market cycles and fairly compensating the agents and brokers who market our products. Our business units also regularly evaluate independent general and retail agents based on the underwriting profitability of the business they produce and their performance in relation to our objectives.

The distribution of property/casualty insurance products by our business units is geographically concentrated. For the twelve months ended December 31, 2022, five states accounted for approximately 56% of the gross premiums written by our insurance company subsidiaries. The following table reflects the geographic distribution of our insured risks, as represented by direct and assumed premiums written by our business segments for the twelve months ended December 31, 2022.

	Commercial	Personal
	Lines	Lines	Runoff		Percent of
State	Segment	Segment	Segment	Total	Total

	(dollars in thousands)
Texas	$30,316	$12,260	$524	$43,100	19.8%
Arizona	7,890	26,811	—	34,701	16.0%
Oregon	20,081	—	2	20,083	9.2%
New Mexico	6,576	5,680	7	12,263	5.6%
Idaho	11,633	—	—	11,633	5.4%
All other states	68,333	16,364	10,900	95,597	44.0%
Total gross premiums written	$144,829	$61,115	$11,433	$217,377
Percent of total	66.6%	28.1%	5.3%	100.0%

Underwriting

The underwriting process employed by our business units involves securing an adequate level of underwriting information, identifying and evaluating risk exposures and then pricing the risks we choose to accept. Each of our business units offering commercial,  professional or aviation insurance products employs its own underwriters with in-depth knowledge of the specific markets targeted by that business unit. We employ a disciplined underwriting approach that seeks to provide policies appropriately tailored to the specified risks and to adopt price structures that will be supported in the applicable market. Our experienced commercial and  aviation underwriters have developed underwriting principles and processes appropriate to the coverages offered by their respective business units.

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

	Year Ended December 31,
	2022	2021
Gross premiums written (1)	$653,543	$653,754
Net statutory loss & LAE ratio	115.6%	70.4%
Net statutory expense ratio	33.5%	31.9%
Net statutory combined ratio	149.1%	102.3%
(1) represents gross written premium from continuing and discontinued operations

These statutory ratios do not reflect the deferral of policy acquisition costs, investment income, premium finance revenues, or the elimination of inter-company transactions required by accounting principles generally accepted in the United States of America (“GAAP”).

The premium-to-surplus percentage measures the relationship between net premiums written in a given period (premiums written, less returned premiums and reinsurance ceded to other carriers) to policyholders surplus (admitted assets less liabilities), determined on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. State insurance department regulators expect insurance companies to maintain a premium-to-surplus percentage of not more than 300%. For the years ended December 31, 2022 and 2021, our consolidated premium-to-surplus ratios were 114% and 139%, respectively.

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

Claims personnel receive in-house training and are required to attend various continuing education courses pertaining to topics such as best practices, fraud awareness, legal environment, legislative changes and litigation management. Depending on the criteria of each business unit, our claims adjusters are assigned a variety of claims to enhance their knowledge and ensure their continued development in efficiently handling claims. As of December 31, 2022, we had a total of 59 claims managers, supervisors and adjusters with an average experience of approximately 14 years.

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

Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2022 was with reinsurers that had an A.M. Best rating of “A–” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for each of the last two years (in thousands).

	Year Ended December 31,
	2022	2021
Gross premiums written	$217,377	$233,478
Ceded premiums written	(66,818)	(66,820)
Net premiums written	$150,559	$166,658

Gross premiums earned	$216,024	$281,374
Ceded premiums earned	(68,100)	(79,221)
Net premiums earned	$147,924	$202,153

Reinsurance recoveries	$90,927	$116,591

Investment Portfolio

Our investment objective is to maximize after-tax total return while assuming prudent levels of risk and maintaining  sufficient liquidity for ongoing insurance operations. We strive for a balance between current income generation and after-tax total return that enhances long-term growth in book value. In general, we do not target allocations to investment asset classes or security types and do not seek to match insurance asset and liability durations. We maintain a diversified portfolio composed of fixed-income securities, equity securities and other investments. As of December 31, 2022, we had total invested assets of $454.8 million. If market rates were to increase by 1%, the fair value of our fixed income securities as of December 31, 2022 would decrease by approximately $3.4 million. The following table shows the fair values of various categories of fixed-income securities, the percentage of the total fair value of our invested assets represented by each category and the tax equivalent book yield of each category of invested assets as of December 31, 2022 and 2021.

	As of December 31, 2022			As of December 31, 2021
	Fair	Percent of		Fair	Percent of
	Value	Total	Yield	Value	Total	Yield

	(in thousands)			(in thousands)

Category:
Corporate bonds	$235,044	55.1%	2.8%	$105,581	36.4%	2.6%
Corporate bank loans	75,183	17.6%	6.6%	81,189	28.0%	2.3%
Municipal bonds	35,018	8.2%	5.2%	38,464	13.3%	4.1%
US Treasury securities and obligations of U.S. Government	79,978	18.8%	2.8%	62,984	21.7%	0.7%
Mortgage backed	1,374	0.3%	3.5%	1,855	0.6%	3.3%
Total	$426,597	100.0%	3.6%	$290,073	100.0%	2.4%

The weighted average credit rating for our fixed-income portfolio was A3 at December 31, 2022 as compared to Baa1at December 31, 2021. The change in the weighted average credit rating was driven by a 53% reduction in  our cash balances  and a 35% reduction in “Ba” rated securities into higher ratings tiers as we redeployed available cash into fixed-income investments during 2022. Our cash balances are primarily invested in U.S. Treasuries via overnight repurchase agreements (“Repo sweeps”) which are not included in determining the weighted average credit rating. The following table shows the distribution of our fixed-income portfolio by rating as a percentage of total fair value as of December 31, 2022 and 2021:

	As of	As of
	December 31, 2022	December 31, 2021
Rating:
"Aaa"	24.1%	25.0%
"Aa"	6.6%	6.6%
"A"	10.5%	17.0%
"Baa"	42.1%	24.0%
"Ba"	14.2%	21.9%
"B"	0.8%	1.9%
"Caa"	—%	—%
"Ca"	—%	—%
"C"	—%	—%
"NR"	1.7%	3.6%
Total	100.0%	100.0%

The following table shows the composition of our fixed-income portfolio by remaining time to maturity as of December 31, 2022 and 2021.

	As of December 31, 2022		As of December 31, 2021
		Percentage of		Percentage of
		Total		Total
	Fair Value	Fair Value	Fair Value	Fair Value

	(in thousands)		(in thousands)
Remaining time to maturity:
Less than one year	$160,486	37.6%	$106,047	36.6%
One to five years	206,127	48.3%	109,195	37.6%
Five to ten years	52,370	12.3%	64,926	22.4%
More than ten years	6,240	1.5%	8,050	2.8%
Mortgage-backed	1,374	0.3%	1,855	0.6%
Total	$426,597	100.0%	$290,073	100.0%

Our investment strategy is a value-based approach focused on individual security analysis and selection, directed primarily toward publicly-traded fixed-income and equity securities. This strategy includes an opportunistic element which seeks to capture value resulting from market-related price dislocations, short-term orientation of market participants and other sources of gain. Our investment portfolio is managed internally by our Executive Chairman and other internal, experienced investment managers. As of December 31, 2022, 6.2% of our investment portfolio was invested in equity securities. We regularly review our portfolio for declines in value. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

The following table details the net unrealized loss balance by invested asset category as of December 31, 2022.

Net Unrealized Loss Balance
(in thousands)
Category
U.S. Treasury securities and obligations of U.S. Government	$638
Corporate bonds	5,141
Corporate bank loans	1,235
Municipal bonds	372
Mortgage-backed	136
Equity securities	1,859
Total	$9,381

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

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. A.M. Best has pooled its ratings of our AHIC, HIC, HSIC and HNIC subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to each of the insurance company subsidiaries comprising the pool. A.M. Best has also assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to HCM. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC. An “A-” rating is the fourth highest of 15 rating categories used by A.M. Best. In evaluating an insurer’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurer’s financial strength, operating performance and ability to meet its obligations to policyholders and are not an evaluation directed at investors or recommendations to buy, sell or hold an insurer’s stock. (See “Item 1A. Risk Factors” for a further discussion regarding our A.M. Best rating).

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

Our Commercial  Accounts business unit competes with a variety of large national standard commercial lines carriers such as Liberty Mutual Group, Travelers Companies, Inc., Cincinnati Financial Corporation, CNA Financial Corporation, The Hanover Insurance Group and The Hartford Financial Services Group, as well as numerous smaller regional companies. The primary competitors for our general aviation insurance products produced by our Aviation business unit are Old Republic Aviation Managers, Starr Aviation, American International Group, Global Aerospace and Allianz Aviation Managers. Although our Specialty Personal Lines business unit competes with large national insurers such as Allstate Corporation, GEICO Corporation and Progressive Insurance Company, as a participant in the non-standard personal automobile marketplace its competition is most directly associated with numerous regional companies and managing general agencies.

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

Dividends. Dividends and distributions to Hallmark by our insurance company subsidiaries are restricted by the insurance regulations of the respective state in which each insurance company subsidiary is domiciled. As property/casualty insurance companies domiciled in the state of Texas, AHIC and TBIC may only pay dividends from unassigned surplus funds. In addition, AHIC and TBIC must obtain the approval of the Texas Department of Insurance before the payment of extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) statutory net income as of the prior December 31 or (2) 10% of statutory policyholders’ surplus as of the prior December 31. HIC and HNIC, both domiciled in Arizona, may pay dividends out of that part of their available surplus funds that is derived from realized net profits on their business. Without prior written approval from the Arizona Department of Insurance, HIC and HNIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the lesser of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) net  income as of the prior December 31. HSIC, domiciled in Oklahoma, may only pay dividends out of that part of its available surplus funds that is derived from realized net profits on its business. Without prior written approval from the Oklahoma Insurance Department, HSIC may not pay extraordinary dividends, which are defined as dividends or distributions of cash or other property the fair market value of which combined with the fair market value of each other dividend or distribution made in the preceding 12 months exceeds the greater of: (1) 10% of statutory policyholders’ surplus as of the prior December 31 or (2) statutory net income as of the prior December 31, not including realized capital gains. As a county mutual, dividends from HCM are payable to policyholders. Any dividends paid to Hallmark during 2023 will require prior approval from state regulators.

Risk-based capital requirements. The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2022, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries exceeded the minimum requirements. (See “Item 1A. Risk Factors” for a further discussion regarding risk based capital requirements.)

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

Employees

As of December 31, 2022, we employed 257 people on a full-time basis. None of our employees are represented by labor unions. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s estimates of what the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances then known, as well as estimates of future trends in claim severity and frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these factors are not quantifiable. Additionally, there may be a significant lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. For example, a 1% change in December 31, 2022 unpaid losses and LAE would have produced a $8.8 million change to pretax earnings. Our gross loss and LAE reserves totaled $880.9 million at December 31, 2022. Our loss and LAE reserves, net of reinsurance recoverable on unpaid loss and LAE, were $460.2 million at that date. Because setting reserves is inherently uncertain, there can be no assurance that the current reserves will prove adequate.

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

The following states accounted for approximately 56% of our gross written premiums for 2022: Texas (20%), Arizona (16%), Oregon (9%) New Mexico (6%) and Idaho (5%). Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, demographic, competitive, weather and other conditions in the principal states in which we do business. Changes in any of these conditions could make it less attractive for us to do business in such states and would have a more pronounced effect on us compared to companies that are more geographically diversified. In addition, our exposure to severe losses from localized natural perils, such as windstorms or hailstorms, is increased in those areas where we have written significant numbers of property/casualty insurance policies.

Our failure to maintain favorable financial strength ratings could negatively impact our ability to compete successfully.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement, pursuant to which AHIC retains 28% of the net premiums written by any of them, HIC retains 38% of the net premiums written by any of them, HSIC retains 21% of the net premiums written by any of them and HNIC retains 13% of the net premiums written by any of them. A.M. Best has pooled its ratings of these four insurance company subsidiaries and assigned a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-” to the individual insurance company subsidiaries comprising the pool. Also, A.M. Best has assigned HCM a financial strength rating of “A-” (Excellent) and an issuer credit rating of “a-”. A.M. Best has indicated a negative outlook for each of the ratings assigned to our insurance company subsidiaries. A.M. Best does not assign a financial strength rating or an issuer credit rating to TBIC.

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

Following the announcement of the transaction with Core Specialty, A.M. Best placed under review with negative implications the financial strength ratings of A- (Excellent) and the issuer credit ratings of a- (Excellent) of each of AHIC, HIC, HSIC, HNIC and HCM, as well as the pool comprised of AHIC, HIC, HSIC and HNIC.  While acknowledging the mitigating impact of the transaction with Core Specialty, A.M. Best expressed concern over the uncertainty of the arbitration proceedings with the Reinsurers under the LPT Contract, potential additional unfavorable prior year loss development in excess of the aggregate limit under the LPT Contract, and the Company’s ability to restore profitability to its continuing operations.  (See Note 7, “Reinsurance – Loss Portfolio Transfer” in the Notes to Consolidated Financial Statements and Item 3. “Legal Proceedings”.)  A.M. Best indicated that these ratings will remain under review until they can fully assess the impacts of the Core Specialty transaction, in addition to the effects of initiatives to improve operating performance and stem further material adverse reserve development. In the event of a ratings downgrade by A.M. Best, we would explore options including placing our business on companies with an A.M. Best rating of “A-“ or better.

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

We rely on independent agents to market our products and their failure to do so would have a material adverse effect on our results of operations.

We market and distribute our insurance products exclusively through independent insurance agents. As a result, our business depends in large part on the marketing efforts of these agents and on our ability to offer insurance products and services that meet the requirements of the agents, and their customers. However, these agents are not obligated to sell or promote our products and many sell or promote competitors’ insurance products in addition to our products. Some of our competitors have higher financial strength ratings, offer a larger variety of products, set lower prices for insurance coverage and/or offer higher commissions than we do. Therefore, we may not be able to continue to attract and retain independent agents to sell our insurance products. The failure or inability of independent agents to market our insurance products successfully could have a material adverse impact on our business, financial condition and results of operations.

Our reliance on independent agents exposes us to credit risk that could adversely affect our results of operations and financial position.

Certain premiums produced by independent agents are collected from policyholders by the agents and forwarded to our insurance company subsidiaries.  When the insured pays its policy premium to its agent, the premium may be considered to have been paid to us under applicable insurance laws and regulations.  Accordingly, the insured would no longer be liable to us for those amounts, whether or not we actually received the premium from the agent or broker.  Consequently, we assume a degree of credit risk associated with the agents with whom we work.  Where necessary, we review the financial condition of potential new agents before we agree to transact business with them.  Although the failure by any of our agents to remit premiums to us has not been material to date, there may be instances where our agents collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the absence of related premiums being paid to us.

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our agents, we monitor agent behavior and review financial information on an as-needed basis.  If we are unable to collect premiums from our agents in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

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

We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. It is not guaranteed that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. At December 31, 2022, we had a total of $815.8 million due us from reinsurers, including $578.4 million of recoverables from losses and $237.1 million in ceded unearned premiums. The largest amount due us from a single reinsurer as of December 31, 2022 was $202.0 million reinsurance and premium recoverable from Swiss Reinsurance America Corporation. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2022, 94% of our investment portfolio was invested in fixed-income securities. Certain risks are inherent in connection with fixed-income securities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed-income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed-income securities increases or decreases along with interest rates. In addition, 55% of our fixed-income securities have call or prepayment options. This subjects us to reinvestment risk should interest rates fall and issuers call their securities. Furthermore, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that cash flows from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The fair value of our fixed-income securities as of December 31, 2022 was $426.6 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $3.4 million as of December 31, 2022. The calculated change in fair value was determined using duration modeling assuming no prepayments.

In addition to the general risks described above, although 83% of our fixed-income portfolio is investment-grade, our fixed-income securities are nonetheless subject to credit risk. If any of the issuers of our fixed-income securities suffer financial setbacks, the ratings on the fixed-income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its obligations. As of December 31, 2022, Hallmark had $1.4 million total exposure in mortgage-backed securities.

Future changes in the fair value of our available-for-sale fixed income securities will be reflected in other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our stockholders’ equity, total comprehensive income and/or cash flows.

State statutes limit the aggregate amount of dividends and management fees that our subsidiaries may pay Hallmark, thereby limiting its funds to pay expenses and dividends.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends, management fees and other sources of funds from its subsidiaries. State insurance laws limit the ability of Hallmark’s insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Any dividends paid to Hallmark during 2023 will require prior approval from state regulators. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies and Hallmark’s right to participate in any distribution of assets of any one of our insurance company subsidiaries is subject to prior claims of policyholders and creditors except to the extent that its rights, if any, as a creditor are recognized. Consequently, Hallmark’s ability to pay debts, expenses and cash dividends to our stockholders may be limited. Any dividends paid to Hallmark during 2023 will require prior approval from state regulators.

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

Unpaid loss and LAE reserves represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, including automation; adverse changes in loss cost trends, including inflationary pressures, technology or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles resulting in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment that have continued to persist for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse and third-party litigation finance, among others); and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves could be material and is difficult to estimate, particularly in light of ongoing disruptions to the  supply chain and labor market. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and lags in reporting of events to insurers, among other factors.

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

Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position. (See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Reserves for unpaid losses and LAE.”)

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

As of December 31, 2022, we had outstanding $56.7 million of trust preferred securities bearing interest at a weighted average rate of 7.86% per annum.  (See, “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Subordinated Debt Securities.”)  Our trust preferred securities bear interest at a variable rate which is adjusted quarterly.  A 1% increase in the applicable interest rates would result in a $0.6 million increase in interest expense attributable to the currently outstanding balance of the trust preferred securities, which could adversely affect our operating results, cash flow and financial position.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, our Commercial Accounts business unit, our Aviation business unit and our Personal Lines business unit are currently located at Two Lincoln Centre located at 5420 LBJ Freeway, Dallas, Texas. The initial term of the lease commenced June 1, 2019 and on June 30, 2021, the office lease was amended which expands the original lease to cover an additional 16,588 square feet of office space and extends the term of the original lease for an additional two years to December 31, 2033. The average base rent for the 16,588 square feet of expansion office space is $35,652 per month for the extended term of the lease. The average base rent for 47,172 square feet of initially leased office space is $135,620 per month for the extended term of the lease and the average base rent for 3,000 square feet of initially leased storage space is $4,813 per month for the extended term of the lease. We subleased 14,789 square feet of this leased office space to Core Specialty effective November 17, 2022 through the end of the lease term for $39,437 per month.

We also maintained office spaces in Atlanta, Georgia and Jersey City, New Jersey. Our Atlanta, Georgia offices were assigned to Core Specialty effective January 17, 2023. We sublease our New Jersey facilities to Core Specialty and have begun the process to assign the lease to Core Specialty.

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

The Reinsurers and the Hallmark Insurers have agreed to submit to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has been constituted and a final hearing on the merits is anticipated in the first quarter of 2023.  In the arbitration, the Reinsurers seek rescission of the LPT Contract or, in the alternative, damages on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company is seeking an arbitration award enforcing the terms of the LPT Contract and requiring the Reinsurers to reimburse the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers.  The arbitration panel has ordered that the Reinsurers  post security for any final award in the amount of the Minimum Funding Requirement (as defined in the LPT Contract).  A favorable outcome could be as much as the recovery of the entire receivable of $58.9M plus accrued interest. An unfavorable outcome could be as much as writing off the $58.9M receivable and reimbursing DARAG for its transaction costs plus accrued interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “HALL.”

Holders

As of March 1, 2023, there were approximately 3,925 shareholders of record of our common stock.

Dividends

Hallmark has never paid dividends on its common stock. Our board of directors intends to continue this policy for the foreseeable future.

Hallmark is a holding company and a legal entity separate and distinct from its subsidiaries. As a holding company without significant operations of its own, Hallmark’s principal sources of funds are dividends and management fees from its subsidiaries. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. (See “Item 1. Business – Dividends” for a further discussion regarding state insurance laws addressing dividends.) Our ability to pay dividends may be further constrained by business and regulatory considerations,  by our competitive position and by the amount of premiums that we can write. Any dividens paid to Hallmark by our insurance company subsidiaries during 2023 will require prior regulatory approval. Consequently, Hallmark’s ability to pay cash dividends to our stockholders may be limited. As of December 31, 2022, the Company is limited to amounts the insurance departments would approve as an extraordinary dividend for the purpose of Hallmark paying a dividend to its shareholders.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2022.

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	[excluding securities reflected
Plan Category	and rights	warrants and rights	in column (a)](1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	89,033
Total	—	$—	89,033
(1)	Securities remaining available for future issuance are net of a maximum of 103,974 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note 13 to the audited consolidated financial statements included in this report.

Issuer Repurchases

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date.  We did not repurchase any shares of our common stock during the twelve months ended December 31, 2022.

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

Our insurance activities are organized by business units into the following reportable segments:

●	Commercial Lines Segment. Our Commercial Lines Segment includes the package and monoline property/casualty and, until exited during 2016, occupational accident insurance products and services handled by our Commercial Accounts business unit; the Aviation business unit which offers general aviation property/casualty insurance products and services; and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit until discontinued during 2015.
●	Personal Lines Segment. Our Personal Lines Segment includes the non-standard personal automobile and renters insurance products and services handled by our Personal Lines business unit.
●	Runoff Segment. Our Runoff Segment consists solely of our Specialty Runoff business unit which is comprised of the senior care facilities liability insurance business previously reported as part of our Professional Liability business unit; the contract binding line of the primary automobile insurance previously reported as part of our Commercial Auto business unit; and the satellite launch property/casualty insurance products, as well as certain specialty programs, previously reported as part of our Aerospace & Programs business unit. The lines of business comprising the Runoff Segment were discontinued at various times during 2020 through 2022 and are presently in runoff. The Runoff Segment, together with our discontinued operations, were previously reported as our former Specialty Commercial Segment.

TIn addition to these reportable segments, our discontinued operations consist of our Commercial Auto business unit (excluding the exited contract binding line) which offered primary and excess commercial vehicle insurance products and services; our E&S Casualty business unit which offered primary and excess liability, excess public entity liability, E&S package and garage liability insurance products and services; our E&S Property business unit which offered primary and excess commercial property insurance for both catastrophe and non-catastrophe exposures; and our Professional Liability business unit (excluding the exited senior care facilities line) which offered healthcare and financial lines professional liability insurance products and services primarily for businesses, medical professionals and medical facilities.  Our discontinued operations business units, which were sold in October 2022, and our Runoff Segment were together previously reported as our former Specialty Commercial Segment.

The retained premium produced by these reportable segments is supported by our American Hallmark Insurance Company of Texas, Hallmark Specialty Insurance Company, Hallmark Insurance Company, Hallmark National Insurance Company and Texas Builders Insurance Company insurance subsidiaries. In addition, control and management of Hallmark County Mutual is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”). CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM. HCM is used to front certain lines of business in our Personal Lines Segments in Texas. HCM does not retain any business.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 28% of the net premiums written by any of them, HIC retains 38% of the net premiums written by any of them, HSIC retains 21% of the net premiums written by any of them and HNIC retains 13% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement.

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

Although considerable variability is inherent in such estimates, we believe that our reserves for unpaid losses and LAE are adequate. Due to the inherent uncertainty in estimating unpaid losses and LAE, the actual ultimate amounts may differ from the recorded amounts. A small percentage change could result in a material effect on reported earnings. For example, a 1% change in December 31, 2022 reserves for unpaid losses and LAE would have produced a $8.8 million change to pretax earnings. The estimates are reviewed as part of a regular, ongoing process, and adjusted as experience develops or new information becomes known. Such adjustments are included in current operations.

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

The range of unpaid losses and LAE estimated by our actuary as of December 31, 2022 was $781.4 million to $1,036 million. Our best estimate of unpaid losses and LAE as of December 31, 2022 is $880.9 million. Our carried reserve for unpaid losses and LAE as of December 31, 2022 is comprised of $436.5 million in case reserves and $444.4 million in incurred but not reported reserves. In setting this estimate of unpaid losses and LAE, we have assumed, among other things, that current trends in loss frequency and severity will continue and that the actuarial analysis was empirically valid. We have established a best estimate of unpaid losses and LAE which is $27.8 million below the midpoint, or 85.0% of the high end, of the actuarial range at December 31, 2022 as compared to $35.1 million below the midpoint, or 85.4% of the high end, of the actuarial range at December 31, 2021. We expect our best estimate to move within the actuarial range from year to year due to changes in our operations and changes within the marketplace. Due to the inherent uncertainty in reserve estimates, there can be no assurance that the actual losses ultimately experienced will fall within the actuarial range. However, because of the breadth of the actuarial range, we believe that it is reasonably likely that actual losses will fall within such range.

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

Our recorded reserves represent management’s best estimate of the provision for unpaid losses and LAE as of the balance sheet date, and establishing them involves a process that includes collaboration with various relevant parties in the Company. While we believe that our reserves for unpaid losses and LAE at December 31, 2022 are adequate, new information or emerging trends that differ from our assumptions may lead to future development of losses and loss expenses that is significantly greater or less than the recorded reserve, which could have a material effect on future operating results. Our best estimate of required loss reserves for most of our lines of business is selected for each accident year using management’s judgment, after considering the results from a number of reserving methods and is not a purely mechanical process. Therefore, it is difficult to convey, in a simple and quantitative manner, the impact that a change to a single assumption will have on our best estimate.

Deferred income tax assets and liabilities. We file a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred taxes are recognized using the liability method, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for tax rate changes. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The determination of the need for a valuation allowance is based on all available information including projections of future taxable income, principally derived from business plans and where appropriate available tax planning strategies. Projections of future taxable income incorporate assumptions of future business and operations that are apt to differ from actual experience. If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition, results of operations, and liquidity. As of December 31, 2022, the Company maintained  a full valuation allowance of $31.2 million against its deferred tax assets because we determined that it is more likely than not that these assets will not be recoverable. If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity.  Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no unknown tax positions at December 31, 2022.

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

The fair value of our fixed income securities as of December 31, 2022 was $426.6 million. If market interest rates were to increase 1%, the fair value of our fixed-income securities would decrease by approximately $3.4 million as of December 31, 2022. The calculated change in fair value was determined using the duration modeling assuming no prepayments.

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

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. A premium deficiency exists if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and expected investment income on those unearned premiums, as computed on a product line basis. We routinely evaluate the realizability of deferred policy acquisition costs. At December 31, 2022 and 2021 there was no premium deficiency related to deferred policy acquisition costs.

Results of Operations

Comparison of Years ended December 31, 2022 and December 31, 2021

Management overview. During fiscal 2022, our total revenues from continuing operations were $159.9 million, which was $66.6 million less than the $226.5 million in total revenues from continuing operations for fiscal 2021. During the year ended December 31, 2022, we reported a net loss before tax from continuing operations of $127.1 million as compared to a net loss before tax from continuing operations of $12.5 million during the same period of 2021.

The decrease in revenue from continuing operations for the year ended December 31, 2022 was primarily due to a decrease in net premiums earned of $54.2 million, net investment losses of $5.3 million for the year ended December 31, 2022 as compared to net investment gains of $10.2 million for the prior year and a decrease in finance charge revenue of $0.6 million partially offset by increased net investment income of $3.7 million.

Contributing to the increased pre-tax loss from continuing operations for the year ended December 31, 2022 was an increase in losses and LAE of $56.0 million, due primarily to increased unfavorable prior year loss reserve development, partially offset by decreased net catastrophe losses of $1.5 million.  We reported $91.5 million of unfavorable net prior year loss reserve development from continuing operations during the year ended December 31, 2022 as compared to $1.6 million of unfavorable net prior year loss reserve development from continuing operations during the same period of 2021.  Higher interest expense of $0.9 million also contributed to the increased pre-tax loss from continuing operations partially offset by lower operating expenses of $8.9 million driven by lower production related expenses.

We reported net loss from continuing operations of $134.9 million for the year ended December 31, 2022, as compared to a net loss from continuing operations of $9.8 million for the year ended December 31, 2021. On a diluted per share basis, net loss from continuing operations was $74.22 per share for fiscal 2022 as compared to a net loss from continuing operations of $5.38 per share for fiscal 2021.

We reported net loss of $108.1 million for the year ended December 31, 2022, as compared to net income of $9.0 million for the year ended December 31, 2021. The net loss/income for the year ended December 31, 2022 and 2021 was the result of the net loss from continuing operations partially or wholly offset by net income from discontinued operations of $26.8 million and $18.8 million, respectively. The net income from discontinued operations for the year ended December 31, 2022 includes a $33.5 million gain on the sale of substantially all of our excess and surplus lines operations to Core Specialty Insurance Holdings, Inc. (“Core Specialty”) on October 7, 2022. On a diluted per share basis, net loss was $59.47 per share for fiscal 2022 as compared to net income of $4.96 per share for fiscal 2021.

Our effective tax rate was -11.2% for the year ended December 31, 2022 as compared to 21.7% for the same period in 2021. During the twelve months ended December 31, 2022 we recorded a full valuation allowance of $31.2 million against our net deferred tax assets primarily due to recent net losses, including the current period net loss. The effective rate for the twelve months ended December 31, 2021 varied from the statutory tax rates primarily due to tax exempt interest income.

Segment information

The following is additional business segment information for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	Commercial Lines		Personal Lines
	Segment		Segment		Runoff Segment		Corporate		Consolidated
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross premiums written	$144,829	$138,687	$61,115	$67,213	$11,433	$27,578	$—	$—	$217,377	$233,478
Ceded premiums written	(65,651)	(64,763)	(299)	(303)	(868)	(1,754)	—	—	(66,818)	(66,820)
Net premiums written	79,178	73,924	60,816	66,910	10,565	25,824	—	—	150,559	166,658
Change in unearned premiums	(5,332)	636	1,249	1,624	1,448	33,235	—	—	(2,635)	35,495
Net premiums earned	73,846	74,560	62,065	68,534	12,013	59,059	—	—	147,924	202,153

Total revenues	75,513	77,333	66,845	73,969	13,153	61,310	4,407	13,890	159,918	226,502

Losses and loss adjustment expenses	53,271	53,563	59,208	61,363	96,691	38,236	—	—	209,170	153,162

Pre-tax income (loss)	$(2,572)	$589	$(13,765)	$(9,955)	$(91,674)	$1,517	$(19,060)	$(4,614)	$(127,071)	$(12,463)

Net loss ratio (1)	72.1%	71.8%	95.4%	89.5%	804.9%	64.7%			141.4%	75.8%
Net expense ratio (1)	34.6%	32.3%	29.8%	27.9%	69.1%	35.2%			44.5%	37.8%
Net combined ratio (1)	106.7%	104.1%	125.2%	117.4%	874.0%	99.9%			185.9%	113.6%

Net Unfavorable (Favorable) Prior Year Development	$(268)	$(1,459)	$6,559	$4,891	$85,235	$(1,873)			$91,526	$1,559
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.

Commercial Lines Segment.

Gross premiums written for the Commercial Lines Segment were $144.8 million for the year ended December 31, 2022, which was $6.1 million, or 4%, more than the $138.7 million reported for the same period in 2021.  Net premiums written were $79.2 million for the year ended December 31, 2022 as compared to $73.9 million for the same period in 2021. The increase in gross and net premiums written was due to higher premium production in both our Commercial Accounts and Aviation business units.

Total revenue for the Commercial Lines Segment of $75.5 million for the year ended December 31, 2022, was $1.8 million, or 2%, less than the $77.3 million reported for the same period in 2021. This decrease in total revenue was due to a decrease in net premiums earned of $0.7 million, due primarily to the timing of earning the net premiums written in our Commercial Accounts business unit in 2022 versus the prior year as well as by lower net investment income of $1.1 million during the year ended December 31, 2022 as compared to the same period during 2021.

Our Commercial Lines Segment reported a pre-tax loss of $2.6 million for the year ended December 31, 2022 as compared to pre-tax income of $0.6 million for the same period of 2021. The higher pre-tax loss was the result of the lower revenue discussed above a well as higher operating expenses of $1.7 million partially offset by a decrease in losses and LAE of $0.3 million. The higher operating expenses were largely the result of higher salary and related expenses, higher professional fees and other general expense partially offset by lower production related expenses.

The Commercial Lines Segment reported a net loss ratio of 72.1% for the year ended December 31, 2022 as compared to 71.8% for the same period of 2021. The gross loss ratio before reinsurance for the year ended December 31, 2022 was 61.8% as compared to the 65.2% reported for the same period of 2021. The decrease in the gross loss ratio was due primarily to lower current accident year loss trends and lower gross catastrophe losses. The increase in the net loss ratio was due to lower ceded losses during the year ended December 31, 2022 as compared to the same period during 2021. During the year ended December 31, 2022, the Commercial Lines Segment reported favorable net loss reserve development of $0.3 million as compared to favorable net loss reserve development of $1.5 million during the same period of 2021. The Commercial Lines Segment reported $5.5 million of net catastrophe losses during the year ended December 31, 2022 as compared to $6.3 million of net catastrophe losses during the same period of 2021.  The Commercial Lines Segment reported a net expense ratio of 34.6% for the year ended December 31, 2022 as compared to 32.3% for the same period of 2021. The increase in the expense ratio was primarily due to the impact of the higher operating expenses discussed above.

Personal Lines Segment.

Gross premiums written for the Personal Lines Segment were $61.1 million for the year ended December 31, 2022 as compared to $67.2 million for the same period in the prior year.  Net premiums written for the Personal Lines Segment were $60.8 million for the year ended December 31, 2022, which was a decrease of $6.1 million from the $66.9 million reported for the same period in 2021. The decrease in gross and net premiums written was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Lines Segment was $66.8 million for the year ended December 31, 2022 as compared to $74.0 million for the same period in 2021. The decrease in revenue was due to a decrease in net premiums earned of $6.5 million, lower finance charges of $0.6 million and lower net investment income of $0.1 million during the year ended December 31, 2022 as compared to the same period during 2021.

Pre-tax loss for the Personal Lines Segment was $13.8 million for the year ended December 31, 2022 as compared to a pre-tax loss of $10.0 million for the same period of 2021. The increase in pre-tax loss was primarily the result of the decreased revenue discussed above partially offset by decreased losses and LAE of $2.2 million and decreased operating expenses of $1.2 million for the year ended December 31, 2022 as compared to the same period during 2021.

The Personal Lines Segment reported a net loss ratio of 95.4% for the year ended December 31, 2022 as compared to 89.5% for the same period of 2021. The gross loss ratio before reinsurance was 94.8% for the year ended December 31, 2022 as compared to 90.5% for the same period in 2021. The higher gross and net loss ratios were primarily the result of higher current accident year loss trends and higher unfavorable prior year loss reserve development partially offset by lower net catastrophe losses for the year ended December 31, 2022 as compared to the prior year.  Our Personal Lines Segment reported unfavorable prior year net loss reserve development of $6.6 million for the year ended December 31, 2022 as compared to $4.9 million of unfavorable prior year net loss reserve development in 2021. The Personal Lines Segment reported a net expense ratio of 29.8% for the year ended December 31, 2022 as compared to 27.9% for the same period of 2021. The increase in the expense ratio was due primarily to lower net premiums earned.

Runoff Segment.

Gross premiums written for the Runoff Segment were $11.4 million for the year ended December 31, 2022 as compared to $27.6 million for the same period in the prior year. Net premiums written for the Runoff Segment were $10.6 million for the year ended December 31, 2022 as compared to $25.8 million reported for the same period in 2021. The decrease in gross and net premiums written was due to the runoff of premium production in each of our business units in this segment.

Total revenue for the Runoff Segment was $13.2 million for the year ended December 31, 2022 as compared to $61.3 million for the same period in 2021. The decrease in revenue was due to a decrease in net premiums earned of $47.0 million as well as lower net investment income of $1.1 million during the year ended December 31, 2022 as compared to the same period during 2021.

Pre-tax loss for the Runoff Segment was $91.7 million for the year ended December 31, 2022 as compared to pre-tax income of $1.5 million for the same period of 2021. The deterioration in pre-tax results was primarily the result of higher losses and LAE of $58.5 million and the decreased revenue discussed above partially offset by decreased operating expenses of $13.6 million for the year ended December 31, 2022 as compared to the same period during 2021.

The Runoff Segment reported a net loss ratio of 804.9% for the year ended December 31, 2022 as compared to 64.7% for the same period of 2021. The gross loss ratio before reinsurance was 1080.0% for the year ended December 31, 2022 as compared to 152.3% for the same period in 2021. The higher gross and net loss ratios were primarily the result of unfavorable prior year net loss reserve development of $85.2 million for the year ended December 31, 2022 as compared to $1.9 million of favorable prior year net loss reserve development in 2021. The Runoff Segment reported a net expense ratio of 69.1% for the year ended December 31, 2022 as compared to 35.2% for the same period of 2021. The increase in the expense ratio was due primarily to lower net premiums earned as well as higher legal fees associated with the DARAG arbitration.

Corporate.

Total revenue for Corporate decreased by $9.5 million for the year ended December 31, 2022 as compared to the same period the prior year. This decrease in total revenue was due predominately to investment losses of $5.3 million during the year ended December 31, 2022 as compared to investment gains of $10.2 million reported for the same period of 2021 and lower net investment income of $6.0 million for the year ended December 31, 2022 as compared to the same period during 2021.

Corporate pre-tax loss was $19.1 million for the year ended December 31, 2022 as compared to pre-tax loss of $4.6 million for the same period of 2021.  The pre-tax loss for the year ended December 31, 2022 was primarily due to the lower revenue discussed above, as well as higher operating expenses of $4.1 million and higher interest expense of $0.9 million.  The higher operating expenses were driven by a $4.8 million increase in salary and related expenses due to increased incentive compensation accruals and higher non-cash stock compensation expense, higher travel expense of $0.2 million, higher occupancy and related expenses of $0.2 million and higher other general expenses of $0.3 million, partially offset by decreased professional service expense of $1.4 million.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of December 31, 2022, Hallmark and its non-insurance company subsidiaries had a $5.0 million deficit in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $64.1 million of unrestricted cash and cash equivalents as well as $426.6 million in debt securities with an average modified duration of 0.8 years. See Note 12, “Regulatory Capital Restrictions” for the limitations the Company is subject to in funding any short term or long term liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2023, any dividends paid to Hallmark will require prior regulatory approval from the state regulators. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2022 and 2021 our insurance company subsidiaries paid $6.0 million and $3.0 million, respectively, in dividends to Hallmark.

The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. During 2022 our insurance subsidiaries paid $11.0 million in management fees to Hallmark and our non-insurance company subsidiaries. During 2021 our insurance subsidiaries paid $15.5 million in management fees to Hallmark and our non-insurance company subsidiaries.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus. As of December 31, 2022, our insurance company subsidiaries reported statutory capital and surplus of $171.0 million, substantially greater than the minimum requirements for each state. Each of our insurance company subsidiaries is also required to satisfy certain risk-based capital requirements. (See, “Item 1. Business – Insurance Regulation – Risk-based Capital Requirements.”)  As of December 31, 2022, the adjusted capital under the risk-based capital calculation of five of our insurance company subsidiaries exceeded the minimum requirements. The risk-based capital level of AHIC triggered a Company Action Level event under the NAIC standard under the trend test as the RBC level was between 200% and 300% and the combined ratio exceeded 120%. As a result, AHIC is required to submit a risk-based capital plan to the Texas Insurance Department (TDI) in April 2023 including identifying the conditions which contributed to the Company Action Level Event, proposals of corrective actions and four year financial projections. Upon receipt of the plan, TDI  may accept the plan or require further amendments to the plan. Our total statutory net premium-to-surplus percentage for the years ended December 31, 2022 and 2021 was 114% and 139%, respectively. (See “Item 1A. Risk Factors” for a further discussion regarding risk based capital requirements).

Comparison of December 31, 2022 to December 31, 2021

On a consolidated basis, our cash and investments, excluding restricted cash and investments, at December 31, 2022 were $513.9 million compared to $691.6 million at December 31, 2021. The primary reason for this decrease in unrestricted cash and investments stems primarily from lower premiums due to our discontinued operations in 2022. (see Note 1)

Comparison of Years Ended December 31, 2022 and December 31, 2021

Net cash used by our consolidated operating activities was $165.0 million for the year ended December 31, 2022 compared to net cash provided by operations of $43.8 million for the year ended December 31, 2021.  The cash flow used by operations was driven by a decrease in collected premium and ceding commission coupled with an increase in loss paid and interest paid offset in part by lower operating expense, lower income tax, and an increase in investment income collected during the year ended December 31, 2022 as compared to the same period the prior year.

Net cash used in our consolidated investing activities during the year ended December 31, 2022 was $103.1 million as compared to net cash provided by investing activities of $204.6 million for the prior year. The decrease in cash provided by investing activities during the year ended December 31, 2022 was primarily comprised of an increase of $185.3 million in purchases of debt and equity securities, along with a decrease of $155.7 million in maturities, sales and redemptions of investment securities, partially offset by proceeds of $33.5 million from the sale of our discontinued operations.

The Company did not report any net cash from financing activities during the year ended December 31, 2022 or December 31, 2021.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 64% as of December 31, 2022.

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

Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  We may elect to defer payments of interest on the trust subordinated debt securities by extending the interest payment period for up to 20 consecutive quarterly periods. As of December 31, 2022, we have deferred interest for 9 consecutive quarters. During any such extension period, interest continues to accrue on the trust subordinated debt securities, as well as interest on such accrued interest.  In order to maintain compliance with the terms of our senior unsecured Notes, we have elected to defer payment of interest on the trust subordinated securities until our debt to capital ratio (as defined in the indenture governing the Notes) is less than 35%. As of December 31, 2022, our debt to capital ratio was 64% and we have deferred $5.1 million of interest on the trust subordinated securities. The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at December 31, 2022	8.02%	7.67%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by and under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this evaluation, our management concluded that internal control over financial reporting was not effective as of December 31, 2022, due to the existence of a material weakness listed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis.

Management has determined that a material weakness in internal control over financial reporting existed at December 31, 2022, due to the existence of the following identified deficiency; a lack of sufficient accounting personnel to allow for the timely and accurate review of account reconciliations.

This material weakness in internal control over financial reporting resulted from improper account reconciliations, specifically, we did not have adequate controls in place to properly perform and review certain account reconciliations. This material weakness resulted in material misstatements which have been corrected and also resulted in immaterial misstatements, some of which were corrected prior to the release of our consolidated financial statements as of and for the year ended December 31, 2022. This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Plan for Remediation of Material Weakness

Management has been and is continuing to evaluate and strengthen our internal controls over financial reporting as it relates to timely and accurate account reconciliations to ensure that management can routinely prepare our financial statements under US GAAP, meet the requirements of our independent auditors and remain in compliance with the SEC reporting requirements. These efforts are time consuming and require significant resource investment that we are committed to making.

We are still developing and documenting the full extent of the procedures to implement and remediate the material weakness described above.  The remediation plan includes:

•Identifying and hiring additional key positions necessary to support our initiatives related to internal controls over financial reporting, specific to the performance and review of account reconciliations.

•Continuing to use the services of specialized consultants to assist with on-going process improvements and control remediation efforts in targeted accounting, and operations processes.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)     Financial Statements

The following consolidated financial statements, notes thereto and related information are included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022 and  2021

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021 Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

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

3.2	Amended and Restated By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2023).

3.3

Certificate of Change Pursuant to NRS 78.209 of Hallmark Financial Services, Inc. filed November 29, 2022, to become effective January 1, 2023 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on December 5, 2022).

4.1+	Description of registrant’s securities

4.2+	Specimen certificate for common stock, $1.00 par value, of the registrant

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

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	March 28, 2023	By:	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Executive Officer, (principal executive officer)

Date:	March 28, 2023	By:	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Executive Officer, (principal executive officer)

Date:	March 28, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)

Date:	March 28, 2023	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	March 28, 2023	/s/ Doug Slape
Doug Slape, Director

Date:	March 28, 2023	/s/ Mark E. Pape
Mark E. Pape, Director

Date:	March 28, 2023	/s/ Scott T. Berlin
Scott T. Berlin, Director

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Hallmark Financial Services, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hallmark Financial Services, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the years ended December 31, 2022 and 2021, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Commitments and Contingencies

As discussed in Notes 7 and 17 to the consolidated financial statements, the Company and the Reinsurers have agreed to submit to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under a loss portfolio transfer reinsurance contract.

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

Reserves for unpaid losses and loss adjustment expenses

Critical Audit Matter Description

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s reserves for unpaid losses and loss adjustment expenses reported on the balance sheet were $880.9 million at December 31, 2022. The Company establishes reserves for unpaid losses and loss adjustment expenses on reported and unreported claims of insured losses. Reserves for unpaid losses and loss adjustment expenses are estimated based on (i) claims reported, (ii) claims incurred but not reported, and (iii) projections of claim payments to be made in the future. The estimate is based on the Company’s historical claims experience and commonly used industry and actuarial practices.

Significant and complex judgments are required in estimating reserves given the subjectivity of incurred but not reported and projections of claim payments to be made in the future. Auditing these complex judgments and assumptions is especially challenging and requires significant auditor judgment and the use of specialized skill and knowledge.

How We Addressed the Matter in Our Audit

The principal audit procedures related to the reserves for unpaid losses and loss adjustment expenses included the following:

◾	We tested the effectiveness of controls related to the reserves for unpaid losses and loss adjustment expenses, including those over the Company’s estimates and projections and the completeness and accuracy of historical claims data used by management’s actuary.
◾	We evaluated the methods and assumptions used by the Company to estimate the reserves for unpaid losses and loss adjustment expenses by:
o	Testing the underlying claim data that served as the basis for the actuarial analysis, including historical claims, by selecting a sample of claims and corroborating key attributes of claims detail to ensure that the inputs to the actuarial estimate were complete and accurate
o	Assessing the reasonableness of management’s assumptions by comparing the Company’s prior year assumptions of expected development and ultimate loss to actual losses incurred during the year, including consideration of potential bias, in the determination of the reserves for unpaid losses and loss adjustment expenses.
o	Engaging an actuarial specialist to evaluate past claims experience, current claim trends and actuarial estimates, including the duration of claims and cost trends associated with claims. With the assistance of our actuarial specialist, we developed independent estimates for the reserves for unpaid losses and loss adjustment expenses, utilizing loss data and industry claim development factors, and compared our estimates to management’s estimates.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2020.

Madison, Wisconsin

March 28, 2023

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

($ in thousands)

	December 31,	December 31,
	2022	2021

ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $434,119 in 2022 and $288,175 in 2021)	$426,597	$290,073
Equity securities (cost; $30,058 in 2022 and $42,120 in 2021)	28,199	48,695
Total investments	454,796	338,768
Cash and cash equivalents	59,133	352,867
Restricted cash	29,486	3,810
Ceded unearned premiums	237,086	146,433
Premiums receivable	78,355	90,621
Accounts receivable	10,859	6,914
Receivable from reinsurer	58,882	—
Receivable for securities	945	1,326
Reinsurance recoverable	578,424	549,964
Deferred policy acquisition costs	8	6,811
Intangible assets, net	—	819
Federal income tax recoverable	2,668	18,217
Prepaid pension assets	163	—
Deferred federal income taxes, net	—	8,906
Prepaid expenses	1,508	2,389
Other assets	24,389	25,753
Total assets	$1,536,702	$1,553,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $648 in 2022 and $746 in 2021)	$49,352	$49,254
Subordinated debt securities (less unamortized debt issuance cost of $691 in 2022 and $744 in 2021)	56,011	55,959
Reserves for unpaid losses and loss adjustment expenses	880,869	816,681
Unearned premiums	292,691	284,427
Reinsurance payable	128,950	117,908
Pension liability	—	174
Payable for securities	—	3,280
Accounts payable and other accrued expenses	68,535	50,394
Total liabilities	1,476,408	1,378,077
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $1.00 par value, authorized 3,333,333 shares; issued 2,087,283 shares in 2022 and 2021	2,087	2,087
Additional paid-in capital	124,740	124,514
Retained (deficit) earnings	(33,407)	74,703
Accumulated other comprehensive loss	(8,492)	(1,035)
Treasury stock (268,801 shares in 2022 and 270,036 in 2021), at cost	(24,634)	(24,748)
Total stockholders’ equity	60,294	175,521
Total liabilities and stockholders’ equity	$1,536,702	$1,553,598

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

($ in thousands, except per share amounts)

	2022	2021
Gross premiums written	$217,377	$233,478
Ceded premiums written	(66,818)	(66,820)
Net premiums written	150,559	166,658
Change in unearned premiums	(2,635)	35,495
Net premiums earned	147,924	202,153

Investment income, net of expenses	13,454	9,715
Investment (losses) gains , net	(5,290)	10,222
Finance charges	3,774	4,344
Commission and fees	3	5
Other income	53	63
Total revenues	159,918	226,502

Losses and loss adjustment expenses	209,170	153,162
Operating expenses	71,892	80,783
Interest expense	5,902	4,993
Amortization of intangible assets	25	27
Total expenses	286,989	238,965

Loss from continuing operations before tax	(127,071)	(12,463)
Income tax expense (benefit) from continuing operations	7,856	(2,688)
Net loss from continuing operations	$(134,927)	$(9,775)

Discontinued Operations:
Total pretax income from discontinued operations	$29,872	$23,958
Income tax expense from discontinued operations	3,055	5,179
Net income from discontinued operations	$26,817	$18,779

Net (loss) income	$(108,110)	$9,004

Net (loss) income per share basic:
Net loss from continuing operations	$(74.22)	$(5.38)
Net income from discontinued operations	14.75	10.34
Basic net (loss) income per share	$(59.47)	$4.96

Net (loss) income per share diluted:
Net loss from continuing operations	$(74.22)	$(5.38)
Net income from discontinued operations	14.75	10.34
Diluted net (loss) income per share	$(59.47)	$4.96

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31, 2022 and 2021

($ in thousands)

	2022	2021
Net (loss) income	$(108,110)	$9,004
Other comprehensive (loss) income:
Change in net actuarial loss (increase) decrease	(19)	1,419
Tax effect on change in net actuarial (gain) loss	4	(298)
Unrealized holding (losses) gains arising during the period	(6,276)	2,832
Tax effect on unrealized holding (losses) gains arising during the period	1,318	(595)
Reclassification adjustment for gains included in net loss	(3,144)	(6,046)
Tax effect on reclassification adjustment for gains included in net loss	660	1,270
Other comprehensive loss, net of tax	(7,457)	(1,418)
Comprehensive (loss) income	$(115,567)	$7,586

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

(In thousands)

					Accumulated
	Number		Additional		Other		Number	Total
	of		Paid-In	Retained	Comprehensive	Treasury	of	Stockholders’
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Shares	Equity
Balance at January 1, 2021	2,087	$2,087	$124,563	$65,699	$383	$(25,026)	273	$167,706
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Equity incentive plan activity	—	—	229	—	—	—	—	229
Shares issued under employee benefit plans	—	—	(278)	—	—	278	(3)	—
Net income	—	—	—	9,004	—	—	—	9,004
Other comprehensive loss, net of tax	—	—	—	—	(1,418)	—	—	(1,418)

Balance at December 31, 2021	2,087	$2,087	$124,514	$74,703	$(1,035)	$(24,748)	270	$175,521

Acquisition of treasury stock	—	—	—	—	—	—	—	—
Equity incentive plan activity	—	—	340	—	—	—	—	340
Shares issued under employee benefit plans	—	—	(114)	—	—	114	(1)	—
Net loss	—	—	—	(108,110)	—	—	—	(108,110)
Other comprehensive loss, net of tax	—	—	—	—	(7,457)	—	—	(7,457)

Balance at December 31, 2022	2,087	$2,087	$124,740	$(33,407)	$(8,492)	$(24,634)	269	$60,294

The accompanying notes are an integral part of the consolidated financial statements

HALLMARK FINANCIAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

($ in thousands)

	2022	2021
Cash flows from operating activities:
Net (loss) income	$(108,110)	$9,004

Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	(26,817)	(18,779)
Depreciation and amortization expense	2,021	2,299
Deferred federal income tax expense (benefit)	10,889	194
Investment losses (gains), net	5,290	(10,222)
Share-based payments expense	340	229
Change in ceded unearned premiums	(207,879)	15,984
Change in premiums receivable	12,266	29,711
Change in accounts receivable	(5,425)	(947)
Change in receivable from reinsurer	(58,882)	—
Change in deferred policy acquisition costs	6,803	11,029
Change in reserves for losses and loss adjustment expenses	64,188	26,913
Change in unearned premiums	209,955	(47,895)
Change in reinsurance recoverable	(28,460)	(52,118)
Change in reinsurance payable	11,042	56,808
Change in federal income tax recoverable	15,549	6,474
Change in all other liabilities	18,904	(347)
Change in all other assets	1,771	3,786
Net cash (used in) provided by operating activities- continuing operations	(76,555)	32,123
Net cash (used in) provided by operating activities- discontinued operations	(88,402)	11,645
Net cash (used in) provided by operating activities	(164,957)	43,768
Cash flows from investing activities:
Purchases of property and equipment	(2,358)	(1,910)
Sales and disposals of property and equipment	160	—
Purchases of investment securities	(317,733)	(132,461)
Maturities, sales and redemptions of investment securities	183,307	338,972
Net cash (used in) provided by investing activities- continuing operations	(136,624)	204,601
Net cash provided by investing activities- discontinued operations	33,523	—
Net cash (used in) provided by investing activities	(103,101)	204,601
(Decrease) increase in cash and cash equivalents and restricted cash	(268,058)	248,369
Cash and cash equivalents and restricted cash at beginning of period	356,677	108,308
Cash and cash equivalents and restricted cash at end of period	$88,619	$356,677

The accompanying notes are an integral part of the consolidated financial statements

1.	Accounting Policies:

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

We market, distribute, underwrite and service our property/casualty insurance products primarily through business units organized by products and distribution channel. Our business units are supported by our insurance company subsidiaries.  Our Commercial Accounts business unit offers package and monoline property/casualty and, until exited in 2016, occupational accident insurance products. Our Aviation business unit offers general aviation property/casualty insurance products and services. Our former Workers Compensation operating unit specialized in small and middle market workers compensation business until discontinued during 2015. Our Specialty Personal Lines business unit offers non-standard personal automobile and renters insurance products and services. Our Specialty Runoff business unit is comprised of the senior care facilities liability insurance business previously reported as part of our Professional Liability business unit; the contract binding line of the primary automobile insurance previously reported as part of our Commercial Auto business unit; and the satellite launch property/casualty insurance products, as well as certain specialty programs, previously reported as part of our Aerospace & Programs business unit.  The lines of business comprising the Runoff Segment were discontinued at various times during 2020 through 2022 and are presently in runoff.  The Runoff Segment, together with our discontinued operations, were previously reported as our former Specialty Commercial Lines Segment. Our insurance company subsidiaries supporting these business units are American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”), Hallmark Specialty Insurance Company (“HSIC”), Hallmark County Mutual Insurance Company (“HCM”), Hallmark National Insurance Company (“HNIC”) and Texas Builders Insurance Company (“TBIC”).

These business units are segregated into three reportable industry segments for financial accounting purposes. The Commercial Lines Segment consists of the Commercial Accounts business unit, the Aviation business unit and the runoff from our former Workers Compensation operating unit. The Personal Lines Segment consists solely of our Specialty Personal Lines business unit. The Runoff Segment consists solely of the Specialty Runoff business unit.

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

The liability for unpaid claims and claims adjustment expenses and related amounts recoverable from reinsurers represents the most significant estimate in the accompanying financial statements, and any difference between such estimate and actual results could be material. Significant estimates in the accompanying financial statements also include the fair values of investments, deferred policy acquisition cost recoverability and deferred tax asset valuation.

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

Subordinated debt securities: Our trust preferred securities are reported at a carrying value of $56.0 million and $55.9 million, and had a fair value of $36.4 million and $29.4. million, as of December 31, 2022 and 2021, respectively, and would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Senior unsecured notes due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.4 million and $49.3 million and a fair value of $44.4 million and $52.2 million, as of December 31, 2022 and 2021, respectively.  Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

For reinsurance balances, premiums receivable, federal income tax recoverable/payable, other assets and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Investments

Debt securities available-for-sale are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive (loss) income (“AOCI”), net of related tax effects. The Company reviews its impaired securities for possible other-than-temporary impairment ("OTTI") at each quarter end.  A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date.  The Company considers the following factors in performing its review: (i) the amount by which the security’s fair value is less than its cost, (ii) length of time the security has been impaired, (iii) whether management has the intent to sell the security, (iv) if it is more likely than not that management will be required to sell the security before recovery of its amortized cost basis, (v) whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates, (vi) the security’s credit rating and any recent downgrades or (vii) stress testing of expected cash flows under different scenarios.  If the Company cannot assert these conditions, an OTTI loss is recorded through the Consolidated Statements of Operations in the current period.

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

Equity securities are reported at fair value with changes in fair value recognized in net income (loss).  Equity securities with readily determinable fair values are not required to be evaluated for other-than-temporary impairment.

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

Reinsurance

Reinsurance premiums, commissions, losses and loss adjustment expenses (“LAE”) on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts.  The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses and LAE paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverables on unpaid losses and LAE are estimated based upon assumptions consistent with those used in establishing the gross liabilities as they are applied to the underlying reinsured contracts.  The Company records an allowance for uncollectible reinsurance recoverables based on an assessment of the reinsurer’s creditworthiness and collectability of the recorded amounts.  Management believes an allowance for uncollectible recoverables from its reinsurers was not necessary for the periods presented. The Company receives ceding commissions in connection with certain ceded reinsurance.  The ceding commissions are recorded as a reduction of policy acquisition costs. (See Note 7.)

Deferred Policy Acquisition Costs

Policy acquisition costs (mainly direct commission, premium taxes, underwriting, marketing expenses and ceding commission) that are directly related to the successful acquisition of new and renewal insurance contracts are deferred and recognized to operations over periods in which the related premiums are earned. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, expected investment income, losses and LAE and certain other costs expected to be incurred as the premiums are earned. If the computation results in an estimated net realizable value less than zero, a liability will be accrued for the premium deficiency. During 2022 and 2021, we deferred ($41.4) million and  ($44.5) million of direct policy acquisition costs and amortized 41.2 million and $55.9 million of deferred direct policy acquisition costs, respectively. During 2022 and 2021, we expensed $8.8 million and deferred $22.6 million of ceding commission acquisition costs and amortized ($9.1) million and ($25.6) million of deferred ceding commission acquisition costs, respectively. Therefore, the net amortization (deferrals) of policy acquisition costs were $(0.5) million and $8.4 million for 2022 and 2021, respectively.

Intangible Assets, net

We account for our intangible assets according to ASC 350, “Intangibles – Goodwill and Other” (ASC 350). Under ASC 350, intangible assets with a finite life are amortized over the estimated useful life of the asset. Goodwill and intangible assets with an indefinite useful life are not amortized. The company reported no Goodwill or indefinite-lived intangible assets for the reporting periods presented. Furthermore, the Company’s definite-lived intangible assets associated with our Continuing operations fully amortized during 2022. (see Note 4)

Leases

We have several leases, primarily for office facilities and computer equipment, which expire in various years through 2033. Some of these leases include rent escalation provisions throughout the term of the lease. We expense the average annual cost of the lease with the difference to the actual rent invoices recorded as a right of use asset and a lease obligation. Right of use assets and lease obligations are classified in other assets and in accounts payable and other accrued expenses, respectively, on our consolidated balance sheets. (see Note 20)

Property and Equipment

Property and equipment (including leasehold improvements), aggregating gross balances of $36.6 million and $38.2 million, at December 31, 2022 and 2021, respectively, which is included in other assets, is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets (three to ten years) or the life of the lease, whichever is shorter.  Property and equipment includes $3.5 million and $3.8 million of leasehold incentives at December 31, 2022 and 2021, respectively, from the adoption of ASU 2016-02, “Leases (Topic 842)” effective January 1, 2019.  Depreciation expense for 2022 and 2021 was $2.0 million and $2.3 million, respectively.  Accumulated depreciation was $30.0 million and $30.0 million at December 31, 2022 and 2021, respectively. Under ASC 360, “Impairment or disposal of long-lived assets,” property and equipment is tested for impairment annually. As of December 31, 2022, no impairment was considered necessary.

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

Losses and Loss Adjustment Expenses

The liability for unpaid losses and LAE in the Consolidated Balance Sheets represents the Company’s estimate of the amount it expects to pay for the ultimate cost of all losses and LAE incurred that remain unpaid at the balance sheet date.  The liability is recorded on an undiscounted basis.  The process of estimating the liability for unpaid losses and LAE is a complex process that requires a high degree of judgment.

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

Recognition of Premium Revenues

Insurance premiums are earned pro rata over the terms of the policies.  Insurance policy fees are earned as of the effective date of the policy.  Upon cancellation, any unearned premium is refunded to the insured.  Insurance premiums written include gross policy fees of $2.2 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the Company maintained  a full valuation allowance of $31.2 million against its deferred tax assets because we determined that it is more likely than not that these assets will not be recoverable. If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity.  Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

ASC 740 also addresses how a company reports uncertain tax positions on its financial statements under a ”more-likely-than-not” recognition threshold (formerly known as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes or FIN 48). This standard requires specific uncertain tax position disclosures in the annual financial statements, including a reconciliation of total unrecognized tax benefits, classification of income tax-related interest and penalties, identification of years that remain open to examination, and unrecognized tax benefits expected to significantly change within 12 months of the reporting period. There were no uncertain tax positions at December 31, 2022.

Reverse Stock Split

On November 29, 2022, we filed a Certificate of Change to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-ten reverse split of all issued and unissued shares of the Company.  The reverse stock split was effective on January 1, 2023. The Certificate of Change effected a one-for-ten reverse split of all issued and unissued shares of the Company’s common stock and adjusted the post-split par value of the common stock to $1.00 per share. As a result, the Company’s total authorized capital stock consists of 3,333,333 shares of common stock, $1.00 par value per share. No fractional shares were issued in connection with the reverse stock split and all fractions of a share will be rounded up to the next whole share. The reverse stock split did not otherwise alter any of the voting powers, designations, preferences, limitations, restrictions, or relative rights of the capital stock of the Company. Accordingly, as required in accordance with U.S. GAAP, all common share and per share data are retrospectively restated to give effect of the Reverse Stock Split for all periods presented herein.

Earnings Per Share

The computation of earnings per share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares potentially issuable (in periods in which they have a dilutive effect), primarily from stock options. (See Notes 11 and 13.)

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (”LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been changed to a new reference rate and do not expect the adoption of this guidance to have a material effect on the Company’s results of operations, financials position or liquidity.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss impairment model. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have occurred during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down of the amortized cost. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record a reversal of the allowance to income in the current period, which was prohibited prior to the adoption of ASU 2016-13. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The standard also requires expanded disclosures related to credit losses and credit quality indicators. As a smaller reporting company, ASU 2016-13 is effective for fiscal years of the Company beginning after December 15, 2022, including interim periods within those fiscal years.   ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. The adoption of this standard will not have a material impact on our financial results with disclosures expanding to include credit quality indicators and gross write-offs among other required disclosures.

Discontinued Operations Classification

On October 7, 2022 the Company consummated the sale of substantially all of its excess and surplus lines operations to Core Specialty Insurance Holdings, Inc. (“Core Specialty”), a specialty property and casualty insurer, for $40.0 million cash consideration, plus an estimated $19.9 million consideration for the acquisition costs associated with certain net unearned premium reserves.  The Company retained the related loss and loss adjustment expenses (“LAE”) reserves of its excess and surplus lines businesses and will experience future cash outflows and change in estimates for these reserves until all claims have been settled. As of December 31, 2022 the expected net liability amount recorded related to these future outflows are  $200.1 million, which are included in reserves for unpaid losses and LAE and reinsurance recoverable in our Consolidated Balance Sheets. At this time, a date in which all claims will be settled is not known. The transaction was comprised of substantially all of nine business units within the Company’s former Specialty Commercial Segment, certain related assets and liabilities, and the immediate transition to Core Specialty of approximately 200 employees who produce and support these lines of businesses. This transaction met the criteria for discontinued operations accounting. As a result, the  results of operations for the affected excess and surplus lines are included in discontinued operations in our Consolidated Statement of Operations for all periods shown.

	2022	2021
Gross premiums written	$436,166	$420,276
Ceded premiums written	(391,751)	(247,010)
Net premiums written	44,415	173,266
Change in unearned premiums	85,025	3,871
Net premiums earned	129,440	177,137

Commissions and fees	810	1,064
Gain on sale of the excess surplus lines operations	33,523	-
Other income	8,170	-

Total revenues	171,943	178,201

Losses and loss adjustment expenses	114,329	122,082
Operating expenses	27,385	31,684
Amortization of intangible assets	357	477

Total expenses	142,071	154,243

Income from discontinued operations before tax	29,872	23,958
Income tax expense from discontinued operations	3,055	5,179
Net income from discontinued operations	$26,817	$18,779

2.	Investments:

The cost or amortized cost and the estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of December 31, 2022
U.S. Treasury securities and obligations of U.S. Government	$80,616	$9	$(647)	$79,978
Corporate bonds	240,185	625	(5,766)	235,044
Corporate bank loans	76,418	6	(1,241)	75,183
Municipal bonds	35,390	51	(423)	35,018
Mortgage-backed	1,510	6	(142)	1,374
Total debt securities	434,119	697	(8,219)	426,597
Total equity securities	30,058	3,981	(5,840)	28,199
Total investments	$464,177	$4,678	$(14,059)	$454,796

As of December 31, 2021
U.S. Treasury securities and obligations of U.S. Government	$63,098	$56	$(170)	$62,984
Corporate bonds	103,515	2,115	(49)	105,581
Corporate bank loans	81,570	84	(465)	81,189
Municipal bonds	38,162	372	(70)	38,464
Mortgage-backed	1,830	29	(4)	1,855
Total debt securities	288,175	2,656	(758)	290,073
Total equity securities	42,120	9,355	(2,780)	48,695
Total investments	$330,295	$12,011	$(3,538)	$338,768

The Company’s sources of net investment income are summarized as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
U.S. Treasury securities and obligations of U.S. Government	$285	$578
Corporate bonds	6,607	4,371
Corporate bank loans	3,128	1,427
Municipal bonds	1,491	1,713
Mortgage-backed	47	80
Equity securities	2,050	2,404
Cash and cash equivalents	579	13
	14,187	10,586
Investment expenses	(733)	(871)
Investment income, net of expenses	$13,454	$9,715

As of December 31, 2022, the Company had combined investments in two unaffiliated issuers, AT&T Inc. and Pilot Travel Centers LLC,  that represented 11.0% and 15.8%, respectively, of stockholders’ equity. Our investment in AT&T consists of both common stock and investment grade debt securities, representing 29.9% and 70.1%, respectively, of our total investment in AT&T.  Our investment in Pilot Travel Centers LLC consists solely of three investment grade debt security holdings. The Company had no investments in any entity or its affiliates that exceeded 10% of stockholders’ equity at December 31, 2021.

The Company’s sources of net investment gains (losses) on investments are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
U.S. Treasury securities and obligations of U.S. Government	$(24)	$—
Corporate bonds	183	494
Corporate bank loans	68	124
Municipal bonds	(14)	(25)
Mortgage-backed	—	—
Equity securities	2,931	5,453
Other investments	—	—
Gain on investments	3,144	6,046
Unrealized (losses) gains on equity securities	(8,434)	4,176
Investment gains (losses), net	$(5,290)	$10,222

We realized gross gains on investments of $4.6 million and $6.7 million during the years ended December 31, 2022 and 2021, respectively, of which $3.7 million and $5.9 million were from the sales of securities during the years ended December 31, 2022 and 2021, respectively. We realized gross losses on investments of $1.5 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively, of which $1.4 million and $0.5 million was from the sale of securities during the years ended December 31, 2022 and 2021, respectively. We recorded proceeds from the sale of investment securities of $37.2 million and $23.1 million during the years ended December 31, 2022 and 2021, respectively.  Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2022 and December 31, 2021 (in thousands):

	As of December 31, 2022
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$17,543	$(67)	$37,622	$(580)	$55,165	$(647)
Corporate bonds	232,722	(5,764)	99	(2)	232,821	(5,766)
Corporate bank loans	37,339	(678)	36,107	(563)	73,446	(1,241)
Municipal bonds	10,293	(383)	2,275	(40)	12,568	(423)
Mortgage-backed	1,348	(136)	7	(6)	1,355	(142)
Total debt securities	299,245	(7,028)	76,110	(1,191)	375,355	(8,219)
Total equity securities	8,118	(3,835)	3,211	(2,005)	11,329	(5,840)
Total investments	$307,363	$(10,863)	$79,321	$(3,196)	$386,684	$(14,059)

	As of December 31, 2021
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$43,273	$(170)	$—	$—	$43,273	$(170)
Corporate bonds	-	-	2,245	(49)	2,245	(49)
Corporate bank loans	42,256	(177)	16,763	(288)	59,019	(465)
Municipal bonds	3,321	(58)	1,038	(12)	4,359	(70)
Mortgage-backed	-	-	10	(4)	10	(4)
Total debt securities	88,850	(405)	20,056	(353)	108,906	(758)
Total equity securities	6,221	(710)	5,055	(2,070)	11,276	(2,780)
Total investments	$95,071	$(1,115)	$25,111	$(2,423)	$120,182	$(3,538)

We held a total of 228 debt securities with an unrealized loss, of which 181 were in an unrealized loss position for less than one year and 47 were in an unrealized loss position for a period of one year or greater, as of December 31, 2022. We held a total of 100 debt securities with an unrealized loss, of which 74 were in an unrealized loss position for less than one year and 26 were in an unrealized loss position for a period of one year or greater, as of December 31, 2021. We held a total of 17 equity securities with an unrealized loss, of which 8 were in an unrealized loss position for less than one year and 9 were in an unrealized loss position for a period of one year or greater, as of December 31, 2022. We held a total of 14 equity securities with an unrealized loss, of which 10 were in an unrealized loss position for less than one year and 4 were in an unrealized loss position for a period of one year or greater, as of December 31, 2021. We consider these losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at December 31, 2022 were due predominately to normal market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We did not recognize an impairment loss during 2022 or 2021.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.  During 2022 we disposed of one previously impaired security and recognized no gain or loss on disposal.  During 2021 we did not dispose of any previously impaired security.

Equity Investments: Equity investments that are not consolidated or accounted for under the equity method of accounting are measured at fair value with changes in fair value recognized in net income each reporting period.  Equity securities with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at December 31, 2022 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$162,456	$160,486
Due after one year through five years	210,415	206,127
Due after five years through ten years	53,198	52,370
Due after ten years	6,540	6,240
Mortgage-backed	1,510	1,374
	$434,119	$426,597

We have certain of our securities pledged for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $40.9 million at December 31, 2022 and a carrying value of $30.0 million at December 31, 2021.

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

Level 2 investment securities include corporate bonds, corporate bank loans, municipal bonds, U.S. Treasury securities, other obligations of the U.S. Government and mortgage-backed securities for which quoted prices are not available on active exchanges for identical instruments. We use third party pricing services to determine fair values for each Level 2 investment security in all asset classes. Since quoted prices in active markets for identical assets are not available, these prices are determined using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other things. We have reviewed the processes used by the pricing services and have determined that they result in fair values consistent with the requirements of ASC 820 for Level 2 investment securities. We have not adjusted any prices received from third party pricing services. There were no transfers between Level 1 and Level 2 securities during 2022 or 2021.

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

The following table presents for each of the fair value hierarchy levels, our assets that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 (in thousands).

	As of December 31, 2022
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$79,978	$—	$79,978
Corporate bonds	—	235,044	—	235,044
Corporate bank loans	—	75,183	—	75,183
Municipal bonds	—	35,018	—	35,018
Mortgage-backed	—	1,374	—	1,374
Total debt securities	—	426,597	—	426,597
Total equity securities	28,199	—	—	28,199
Total investments	$28,199	$426,597	$—	$454,796

	As of December 31, 2021
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$62,984	$—	$62,984
Corporate bonds	—	105,234	347	105,581
Corporate bank loans	—	81,189	—	81,189
Municipal bonds	—	38,464	—	38,464
Mortgage-backed	—	1,855	—	1,855
Total debt securities	—	289,726	347	290,073
Total equity securities	48,695	—	—	48,695
Total investments	$48,695	$289,726	$347	$338,768

There were no investments classified as Level 3 as of December 31, 2022 but due to significant unobservable inputs into the valuation model for one corporate bond as of December 31, 2021, we classified this investment as Level 3 in the fair value hierarchy. The corporate bond classified as level 3 in 2021 is a convertible senior note and its fair value was estimated by the sum of the bond value using an income approach discounting the scheduled interest and principal payments and the conversion feature utilizing a binomial lattice model. The corporate bond classified as level 3 in 2021 matured during 2022 without a gain or loss.

The following table summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022 and 2021 (in thousands).

	2022	2021
Beginning balance as of January 1	$347	$348
Sales	(347)	—
Settlements	—	—
Purchases	—	—
Issuances	—	—
Total realized/unrealized gains included in net income	—	—
Net gain included in other comprehensive income	—	(1)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance as of December 31	$—	$347

There were no transfers into or out of Level 3 during the years ended December 31, 2022 or 2021 except for the recognition of a bond maturity.  We account for transfers as they occur.

4.	Acquisitions and Intangible Assets:

We have obtained various intangible assets from several acquisitions which carry a determinable period of benefit or definite-lived useful life. The table below details the gross and net carrying amounts of these assets by major category (in thousands):

	December 31
	2022	2021
Gross Carrying Amount:
Customer/agent relationships	$25,792	$32,177
Tradename	2,682	3,440
Management agreement	3,232	3,232
Non-compete & employment agreements	3,710	4,235
Total gross carrying amount	35,416	43,084

Accumulated Amortization:
Customer/agent relationships	(25,792)	(31,443)
Tradename	(2,682)	(3,355)
Management agreement	(3,232)	(3,232)
Non-compete & employment agreements	(3,710)	(4,235)
Total accumulated amortization	(35,416)	(42,265)
Total net carrying amount	$—	$819

In 2022, the Company reduced its definite-lived intangible assets $7.7 million along with $7.3 million of related accumulated amortization as a result of the sale of the Company’s excess and surplus lines operations to Core Specialty. Furthermore, the remaining definite-lived intangible assets associated with our Continuing operation fully amortized during 2022. In 2022, we recognized $25 thousand and $357 thousand in amortization of intangibles for continuing operations and discontinued operations, respectively.

5.	Other Assets:

The following table details our other assets as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Profit sharing commission receivable	$467	$467
Accrued investment income	2,758	1,790
Investment in unconsolidated trust subsidiaries	1,702	1,702
Fixed assets	6,631	8,299
Right of use asset	12,481	13,211
Other assets	350	284
	$24,389	$25,753

6.	Reserves for Losses and Loss Adjustment Expenses:

Activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2022	2021
Balance at January 1	$816,681	$789,768
Less reinsurance recoverable	387,915	357,200
Net balance at January 1	428,766	432,568

Incurred related to:
Current year - continuing operations	117,644	151,603
Prior years - continuing operations	91,526	1,559
Continuing operations	209,170	153,162
Current year - discontinued operations	93,562	117,600
Prior years - discontinued operations	20,767	4,482
Discontinued operations	114,329	122,082
Total incurred from continuing and discontinued operations	323,499	275,244

Paid related to:
Current year - continuing operations	63,119	77,916
Prior years - continuing operations	121,599	109,211
Continuing operations	184,718	187,127
Current year - discontinued operations	21,521	14,394
Prior years - discontinued operations	85,850	77,525
Discontinued operations	107,371	91,919
Total paid from continuing and discontinued operations	292,089	279,046

Net balance at December 31	460,176	428,766
Plus reinsurance recoverable	420,693	387,915
Balance at December 31	$880,869	$816,681

The $112.3 million and $6.0 million of unfavorable net development for both continuing and discontinued operations  in prior accident years recognized in 2022 and 2021, respectively, represent changes in our loss reserve estimates.  In 2022 and 2021, the aggregate loss reserve estimates for prior years were increased to reflect unfavorable loss development when the available information indicated a reasonable likelihood that the ultimate losses would be more than the previous estimates. The unfavorable prior year reserve development during the twelve months ended December 31, 2022 was primarily driven by our binding commercial automobile liability line of business reported in our continuing operations as part of our Runoff Segment, our E&S Casualty business unit now reported in our discontinued operations and our personal automobile liability line in our Specialty Personal Lines business unit reported in our continuing operations as part of our Personal Lines Segment. The unfavorable prior year reserve development during the twelve months ended December 31, 2021 was primarily driven by our general liability lines within our E&S Casualty business unit now reported in our discontinued operations and our Commercial Lines Segment reported as part of our continuing operations, as well as our personal automobile liability line in our Specialty Personal Lines business unit reported in our continuing operations.  Generally, changes in reserves are caused by variations between actual experience and previous expectations and by reduced emphasis on the Bornhuetter-Ferguson method due to the aging of the accident years.

The impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment is presented below:

	December 31,
	2022	2021
Commercial Lines Segment	$(268)	$(1,459)
Personal Lines Segment	6,559	4,891
Runoff Segment	85,235	(1,873)
Corporate	—	—
Total unfavorable net prior year development	$91,526	$1,559

The following describes the primary factors behind each segment’s prior accident year loss reserve development for the years ended December 31, 2022 and 2021:

Year ended December 31, 2022:

●	Commercial Lines Segment. Our Commercial Accounts business unit experienced net unfavorable development in the general liability line of business primarily in the 2021 and prior accident years and the commercial auto line of business in the 2020 and prior accident years, partially offset by net favorable development in the property line of business primarily in accident years 2021. Our Aviation business unit experienced net favorable development in the 2021 accident year, partially offset by net unfavorable development in the 2020 and 2019 accident years. The run-off from our former Workers Compensation operating unit experienced net unfavorable development in the 2015 and prior accident years.
●	Personal Lines Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2021 and 2020 accident years due in part to rising inflationary trends, specifically loss costs, that the industry began experiencing in 2021.
●	Runoff Segment. Our binding commercial automobile liability line of business experienced net unfavorable development in the 2020 and prior accident years due in part to exceeding the aggregate limit of the loss portfolio transfer agreement covering accident years 2019 and prior entered into during 2020. We experienced net unfavorable development in our senior care facilities and satellite launch business, as well a commercial automobile liability program.

Year ended December 31, 2021:

●	Commercial Lines Segment. Our Commercial Accounts business unit experienced net favorable development for all lines of business in total, primarily due to net favorable development in our commercial auto liability and property lines of business in accident years 2020, 2016 and 2015, partially offset by net unfavorable development in the general liability lines of business in accident years 2019, 2018, 2017 and 2014 and prior accident years. We experienced net unfavorable development in our Aviation business unit. The run-off from our former Workers Compensation operating unit experienced net favorable development in the 2015 and prior accident years.

●	Personal Lines Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2020 and 2019 accident years.
●	Runoff Segment. We experienced net favorable development in our binding commercial automobile line of business in the 2018 and prior accident years, as well as in our senior care facilities line of business. We experienced net unfavorable development in our satellite launch business and specialty programs.

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

Incurred & Paid Claims Development Disclosures

The following tables provide information about incurred and cumulative paid losses and allocated loss adjustment expenses (“ALAE”), net of reinsurance for our primary lines of business with similar claims duration periods. The incurred and paid losses by accident year information is presented for all lines of business with similar claim duration periods in the below tables. The following tables also include IBNR reserves plus expected development on reported claims and the cumulative number of reported claims as of December 31, 2022 ($ in thousands):

Commercial Accounts

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,										Audited	Reported
Accident	Unaudited									Audited	IBNR	Claims
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022	2022
2013	$47,194	$48,085	$44,625	$42,632	$41,451	$40,350	$40,211	$40,141	$40,562	$40,795	$307	2,812
2014		46,413	47,385	46,990	43,917	42,822	42,463	42,503	42,645	42,870	474	2,744
2015			46,280	46,470	43,806	43,806	39,287	39,206	38,677	39,417	962	2,582
2016				40,966	42,580	41,429	43,111	45,267	43,883	44,566	1,224	2,550
2017					43,327	43,449	43,579	44,732	45,815	46,617	2,147	2,751
2018						40,943	41,290	44,590	47,007	46,256	3,143	2,619
2019							37,984	34,616	36,044	39,298	2,517	2,778
2020								40,356	35,879	34,197	2,943	2,836
2021									46,529	43,347	9,266	2,862
2022										45,883	18,674	2,149
									Total	$423,246

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited									Audited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$22,264	$30,096	$32,378	$34,597	$35,943	$37,808	$39,329	$39,560	$40,210	$40,278
2014		19,386	29,586	33,927	36,225	37,947	41,162	41,658	41,863	42,030
2015			21,322	31,150	33,544	36,775	35,611	37,135	37,886	38,303
2016				16,557	28,501	30,974	39,417	40,828	42,819	43,101
2017					19,776	29,456	36,650	41,631	42,707	44,381
2018						16,664	29,381	33,546	40,163	42,794
2019							17,490	26,233	30,407	33,914
2020								13,942	23,914	26,881
2021									18,695	29,230
2022										17,072
									Total	$357,984
				All outstanding liabilities before 2013, net of reinsurance						1,446
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$66,708

Aviation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,										Audited	Reported
Accident	Unaudited									Audited	IBNR	Claims
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022	2022
2013	$10,236	$11,304	$10,295	$9,563	$10,057	$10,649	$10,252	$10,507	$10,293	$10,278	$—	231
2014		3,179	3,654	3,627	3,558	3,566	3,567	3,567	3,567	3,568	—	201
2015			1,870	1,709	1,643	1,631	1,630	1,635	1,639	1,638	—	200
2016				2,330	2,241	2,119	2,219	2,183	2,216	2,215	—	292
2017					2,325	2,082	2,079	2,117	2,183	2,182	—	320
2018						2,382	1,990	2,296	2,577	2,611	14	338
2019							5,246	2,206	4,592	4,806	29	312
2020								1,104	3,318	3,365	108	294
2021									3,562	2,690	302	211
2022										3,617	1,728	155
									Total	$36,970

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited									Audited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$6,537	$9,493	$9,584	$9,356	$9,944	$10,456	$10,242	$10,281	$10,278	$10,278
2014		2,779	3,105	3,259	3,327	3,565	3,567	3,567	3,567	3,568
2015			958	1,405	1,520	1,601	1,630	1,634	1,636	1,636
2016				1,469	1,907	1,918	2,082	2,216	2,216	2,215
2017					1,260	1,837	2,021	2,054	2,182	2,180
2018						1,716	2,237	2,368	2,412	2,548
2019							2,774	3,787	4,151	4,416
2020								2,120	2,813	2,943
2021									1,414	1,968
2022										1,302
									Total	$33,054
				All outstanding liabilities before 2013, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$3,916

Personal

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,										Audited	Reported
Accident	Unaudited									Audited	IBNR	Claims
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022	2022
2013	$55,706	$59,132	$60,100	$60,211	$60,379	$60,328	$60,310	$60,286	$60,299	$60,305	$—	23,472
2014		5,452	5,340	6,243	6,699	6,504	6,518	6,578	6,580	6,582	—	19,293
2015			23,104	25,682	25,307	25,136	25,102	25,185	25,194	25,210	—	23,376
2016				32,260	32,893	32,728	32,803	33,042	33,193	33,271	—	23,759
2017					23,342	21,968	21,926	22,547	22,768	22,770	—	16,820
2018						18,334	18,353	19,972	20,139	20,220	13	15,337
2019							56,009	63,722	64,677	65,494	(288)	25,751
2020								47,938	50,820	51,750	530	18,535
2021									45,295	49,851	540	15,795
2022										45,552	10,299	14,651
									Total	$381,005

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited									Audited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$45,901	$54,514	$58,047	$59,775	$60,277	$60,297	$60,279	$60,279	$60,291	$60,302
2014		2,515	4,418	5,631	6,428	6,566	6,580	6,583	6,585	6,585
2015			11,570	22,281	24,262	25,243	25,098	25,169	25,191	25,211
2016				21,669	30,646	32,260	32,777	32,991	33,141	33,231
2017					15,776	21,061	21,972	22,488	22,762	22,776
2018						11,137	18,009	19,628	19,983	20,133
2019							41,524	60,870	64,885	65,628
2020								32,746	48,281	50,841
2021									30,435	46,707
2022										27,743
									Total	$359,157
				All outstanding liabilities before 2013, net of reinsurance						—
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$21,848

Runoff and Discontinued

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31,
												Cumulative
												Number of
	For the Years Ended December 31,										Audited	Reported
Accident	Unaudited									Audited	IBNR	Claims
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022	2022
2013	$133,308	$131,174	$133,845	$142,174	$144,604	$145,545	$150,927	$153,426	$153,479	$155,365	$337	10,457
2014		145,566	137,889	143,821	153,753	160,720	163,523	167,409	167,224	169,142	45	11,108
2015			151,185	145,913	164,093	173,980	181,088	187,498	188,674	191,804	1,359	11,752
2016				154,909	161,614	166,798	184,115	186,805	185,696	186,239	20	12,066
2017					179,495	159,000	178,850	199,567	228,885	245,127	1,031	12,091
2018						170,636	163,446	157,776	212,651	232,979	1,209	11,593
2019							176,760	178,072	189,509	226,125	12,028	12,204
2020								207,793	199,806	226,275	27,008	16,186
2021									130,322	132,133	28,476	13,686
2022										84,493	57,852	4,728
									Total	$1,849,682

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident	Unaudited									Audited
Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$36,791	$72,326	$98,497	$123,429	$133,999	$143,294	$149,477	$151,959	$152,471	$153,384
2014		42,031	76,202	103,962	131,463	154,686	165,114	166,772	167,298	167,691
2015			40,656	74,733	124,963	161,942	171,226	175,438	180,441	182,952
2016				42,653	86,836	138,231	167,310	179,266	180,605	181,150
2017					45,288	111,296	160,742	188,053	201,100	203,169
2018						95,327	132,424	174,348	189,161	214,460
2019							75,698	115,879	140,058	188,010
2020								39,844	91,963	144,064
2021									22,729	52,082
2022										10,582
									Total	$1,497,543
				All outstanding liabilities before 2013, net of reinsurance						5,240
		Liabilities for claims and claim adjustment expenses, net of reinsurance								$357,379

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in our consolidated balance sheets is as follows (in thousands):

	2022	2021
Net outstanding liabilities for losses and LAE

Commercial Accounts	$66,708	$60,511
Aviation	3,916	3,276
Personal	21,848	17,393
Runoff and Discontinued	357,379	336,877
Liabilities for unpaid losses and allocated loss adjustment expenses, net of reinsurance	449,851	418,057

Reinsurance recoverable on unpaid losses and LAE
Commercial Accounts	35,585	27,464
Aviation	14,346	13,385
Personal	624	1,707
Runoff and Discontinued	370,139	345,359
Total reinsurance recoverable on unpaid losses and LAE	420,694	387,915

Unallocated loss adjustment expenses
Commercial Accounts	1,955	2,448
Aviation	27	99
Personal	1,885	1,625
Runoff and Discontinued	6,457	6,537
Total unallocated loss adjustment expenses	10,324	10,709
Total reserves for unpaid losses and loss adjustment expenses	$880,869	$816,681

Claims Duration

The following table provides supplementary unaudited information about the annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (1)
	Unaudited
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial Accounts	43.6%	25.5%	10.5%	9.1%	4.9%	2.6%	1.9%	1.0%	0.7%	0.2%
Aviation	64.2%	21.6%	5.2%	4.7%	3.0%	1.0%	0.2%	0.1%	—%	—%
Personal	60.6%	27.2%	7.5%	3.6%	0.8%	0.2%	0.1%	—%	—%	—%
Runoff and Discontinued	26.9%	22.3%	20.9%	14.2%	8.5%	3.4%	1.7%	1.1%	0.6%	0.4%
(1)	The average annual percentage payout is calculated from a paid losses and ALAE development pattern based on an actuarial analysis of the paid losses and ALAE movements by accident year for each disaggregation category. The paid losses and ALAE development pattern provides the expected percentage of ultimate losses and ALAE to be paid in each year. The pattern considers all accident years included in the claims development tables.

7.	Reinsurance:

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of December 31, 2022 and 2021 were with reinsurers that had an A.M. Best rating of “A-r” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table presents our gross and net premiums written and earned and reinsurance recoveries for the last two years (in thousands):

	2022	2021
Premium Written :
Direct	$207,256	$217,471
Assumed	10,121	16,007
Ceded	(66,818)	(66,820)
Net premiums written	$150,559	$166,658

Premium Earned:
Direct	$204,866	$258,866
Assumed	11,158	22,508
Ceded	(68,100)	(79,221)
Net premiums earned	$147,924	$202,153

Reinsurance recoveries	$90,927	$116,591

Included in reinsurance recoverable on the consolidated balance sheets are paid loss recoverables of $87.1 million and $77.4 million as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the ultimate incurred losses from the subject business were $296.1 million or $56.1 million in excess of the aggregate limit of $240.0 million.  Our reinsurance recoverables of $578.4 million include a $10.8 million payable related to the LPT as of December 31, 2022.

8.Senior Unsecured Notes:

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029. Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020. The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements. At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments. The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 64% as of December 31, 2022.

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

Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  We may elect to defer payments of interest on the trust subordinated debt securities by extending the interest payment period for up to 20 consecutive quarterly periods.  As of December 31, 2022, we have deferred interest for 9 consecutive quarters. During any such extension period, interest continues to accrue on the trust subordinated debt securities, as well as interest on such accrued interest.  In order to maintain compliance with the terms of our senior unsecured Notes, we have elected to defer payment of interest on the trust subordinated securities until our debt to capital ratio (as defined in the indenture governing the Notes) is less than 35%. As of December 31, 2022, our debt to capital ratio was 64% and we have deferred $5.1 million of interest on the trust subordinated securities. The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at December 31, 2022	8.02%	7.67%

10.	Segment Information:

We pursue our business activities primarily through subsidiaries whose operations are organized into business units and are supported by our insurance carrier subsidiaries. Our non-carrier insurance activities are organized by business units into the following reportable segments:

●	Commercial Lines Segment. Our Commercial Lines Segment includes the package and monoline property/casualty and, until exited during 2016, occupational accident insurance products and services handled by our Commercial Accounts business unit, the Aviation business unit which offers general aviation insurance products and services and the runoff of workers compensation insurance products handled by our former Workers Compensation operating unit. Effective June 1, 2016, we ceased marketing new or renewal occupational accident policies. Effective July 1, 2015, the former Workers Compensation operating unit ceased retaining any risk on new or renewal policies.
●	Personal Lines Segment. Our Personal Lines Segment consists solely of our Specialty Personal Lines business unit. Our Specialty Personal Lines business unit markets and services non-standard personal automobile and renters insurance products.
●	Runoff Segment. Our Runoff Segment consists solely of our Specialty Runoff business unit which is comprised of the senior care facilities liability insurance business previously reported as part of our Professional Liability business unit; the contract binding line of the primary automobile insurance previously reported as part of our Commercial Auto business unit; and the satellite launch property/casualty insurance products, as well as certain specialty programs, previously reported as part of our Aerospace & Programs business unit. The lines of business comprising the Runoff Segment were discontinued at various times during 2020 through 2022 and are presently in runoff. The Runoff Segment, together with our discontinued operations, were previously reported as our former Specialty Commercial Segment.

The retained premium produced by these reportable segments is supported by our AHIC, HSIC, HIC, HNIC and TBIC insurance company subsidiaries. In addition, control and management of HCM is maintained through our wholly owned subsidiary, CYR Insurance Management Company (“CYR”).  CYR has as its primary asset a management agreement with HCM which provides for CYR to have management and control of HCM.  HCM is used to front certain lines of business in our Specialty Commercial and Personal Lines Segments in Texas.  HCM does not retain any business.

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 28% of the net premiums written by any of them, HIC retains 38% of the net premiums written by any of them, HSIC retains 21% of the net premiums written by any of them and HNIC retains 13% of the net premiums written by any of them. Neither HCM nor TBIC is a party to the pooling arrangement.

The following is additional business segment information for the twelve months ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Revenues
Commercial Lines Segment	$75,513	$77,333
Personal Lines Segment	66,845	73,969
Runoff Segment	13,153	61,310
Corporate	4,407	13,890
Consolidated	$159,918	$226,502

Depreciation and Amortization Expense
Commercial Lines Segment	$572	$544
Personal Lines Segment	355	464
Runoff Segment	369	458
Corporate	725	833
Consolidated	$2,021	$2,299

Interest Expense
Commercial Lines Segment	$—	$—
Personal Lines Segment	—	—
Runoff Segment	—	—
Corporate	5,902	4,993
Consolidated	$5,902	$4,993

Tax Expense (Benefit)
Commercial Lines Segment	$159	$127
Personal Lines Segment	851	(2,147)
Runoff Segment	5,668	327
Corporate	1,178	(995)
Consolidated	$7,856	$(2,688)

Pre-tax income (loss)
Commercial Lines Segment	$(2,572)	$589
Personal Lines Segment	(13,765)	(9,955)
Runoff Segment	(91,674)	1,517
Corporate	(19,060)	(4,614)
Consolidated	$(127,071)	$(12,463)

The following is additional business segment information as of the following dates (in thousands):

	December 31,	December 31,
Assets:	2022	2021
Commercial Lines Segment	$219,636	$237,844
Personal Lines Segment	110,807	128,165
Runoff Segment	349,850	382,483
Corporate	856,409	805,106
Consolidated	$1,536,702	$1,553,598

11.	Earnings Per Share:

We have adopted the provisions of ASC 260, “Earnings Per Share,” requiring presentation of both basic and diluted earnings per share. A reconciliation of the numerators and denominators of the basic and diluted per share calculations is presented below (in thousands, except per share amounts):

	2022	2021
Numerator for both basic and diluted earnings per share:
Net loss from continuing operations	$(134,927)	$(9,775)
Net income from discontinued operations	26,817	18,779
Net (loss) income	$(108,110)	$9,004

Denominator, basic shares	1,818	1,816
Effect of dilutive securities:
Stock-based compensation awards	—	—
Denominator, diluted shares	1,818	1,816

Net (loss) income per share basic:
Net loss from continuing operations	$(74.22)	$(5.38)
Net income from discontinued operations	14.75	10.34
Basic earmings per share	$(59.47)	$4.96

Net (loss) income per share diluted:
Net loss from continuing operations	$(74.22)	$(5.38)
Net income from discontinued operations	14.75	10.34
Diluted earmings per share	$(59.47)	$4.96

We had no shares of common stock potentially issuable upon exercise of employee stock options for the years ended December 31, 2022 and 2021.

12.	Regulatory Capital Restrictions:

Hallmark, as a holding company, is dependent on dividend payments and management fees from its subsidiaries to fund its operating expenses, debt obligations and capital needs, including the ability to pay dividends to its stockholders. Hallmark has never paid dividends on its common stock. Hallmark intends to continue this policy for the foreseeable future in order to retain earnings for development of its business. There are no regulatory or contractual restrictions on the ability of Hallmark to pay dividends other than customary default provisions and the impact of any dividend payment on financial ratio covenants. However, there are restrictions on the ability of Hallmark’s insurance carrier subsidiaries to transfer funds to the holding company. The amount of retained earnings that is available for the payment of dividends by Hallmark to its shareholders is limited to amounts the insurance departments would approve as an extraordinary dividend for the purpose of Hallmark paying a dividend to its shareholders.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12-month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. Any dividends paid to Hallmark during 2023 will require prior approval from state regulators. As a county mutual, dividends from HCM are payable to policyholders. During the years ended December 31, 2022 and 2021 our insurance company subsidiaries paid $6.0 million and $3.0 million, respectively, in dividends to Hallmark. The total restricted net assets of our insurance company subsidiaries as of December 31, 2022, was $110.0 million.The state insurance departments also regulate financial transactions between our insurance subsidiaries and their affiliated companies. Applicable regulations require approval of management fees, expense sharing contracts and similar transactions. Our insurance subsidiaries paid $11.0 million in management fees to Hallmark and our non-insurance subsidiaries during 2022.  Our insurance subsidiaries paid $15.5 million in management fees to Hallmark and our non-insurance company subsidiaries during 2021.

Statutory capital and surplus is calculated as statutory assets less statutory liabilities. The various state insurance departments that regulate our insurance company subsidiaries require us to maintain a minimum statutory capital and surplus.  As of December 31, 2022 and 2021, our insurance company subsidiaries reported statutory capital and surplus of $171.0 million and $232.3 million, respectively, substantially greater than the minimum requirements for each state.  For the year ended December 31, 2022, our insurance company subsidiaries reported statutory net loss of $83.2 million. For the year ended December 31, 2021, our insurance company subsidiaries reported a statutory net income of $22.0 million.

The National Association of Insurance Commissioners requires property/casualty insurers to file a risk-based capital calculation according to a specified formula. The purpose of the formula is twofold: (1) to assess the adequacy of an insurer’s statutory capital and surplus based upon a variety of factors such as potential risks related to investment portfolio, ceded reinsurance and product mix; and (2) to assist state regulators under the RBC for Insurers Model Act by providing thresholds at which a state commissioner is authorized and expected to take regulatory action. As of December 31, 2022, the adjusted capital under the risk-based capital calculation of each of our insurance company subsidiaries exceeded the minimum requirements. The risk-based capital level of AHIC triggered a Company Action Level event under the NAIC standard under the trend test as the RBC level was between 200% and 300% and the combined ratio exceeded 120%. As a result, AHIC is required to submit a risk-based capital plan to the Texas Insurance Department (TDI) in April 2023 including identifying the conditions which contributed to the Company Action Level Event, proposals of corrective actions and four year financial projections. Upon receipt of the plan, TDI  may accept the plan or require further amendments to the plan.

13.	Share-based Payment Arrangements:

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 2,000,000 shares authorized for issuance under the 2015 LTIP.  As of December 31, 2022, restricted stock units representing the right to receive up to 1,039,740 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock option awards granted under the 2015 LTIP as of December 31, 2022.

Stock Options:

There were no stock options outstanding as of or during any point for the year ended December 31, 2022.  As of December 31, 2022, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions.  For grants issued prior to 2021, restricted stock units vest and shares of common stock become issuable on March 31 of the third calendar year following the year of grant if performance criteria have been satisfied.  Restricted stock units awarded under the 2015 LTIP granted during 2021 and 2022  cumulatively vest up to 50%, 80% and 100% and, shares of common stock become issuable on March 31 of the third, fourth and fifth calendar years, respectively, following the year of grant if performance criteria have been satisfied.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in  2018, 2019, 2021 and 2022 was $10.87, $18.10, $4.21 and $3.62 per unit, respectively.  We incurred compensation expense of $340 thousand and $228 thousand related to restricted stock units during the years ended December 31, 2022 and 2021.  We recorded income tax benefit of $71 thousand and $48 thousand related to restricted stock units during the years ended December 31, 2022 and 2021, respectively.

The following table details the status of our restricted stock units as of and for the years ended December 31, 2022 and 2021:

	Number of Restricted Stock Units
	2022	2021
Nonvested at January 1	58,169	22,883
Granted	61,175	52,376
Vested	(1,236)	(3,031)
Forfeited	(48,792)	(14,059)
Nonvested at December 31	69,316	58,169

As of December 31, 2022, there was $1.9 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $1.2 million of compensation cost related to unvested restricted stock units, of which $0.5 million is expected to be recognized in 2023, $0.4 million in 2024, $0.2 million in 2025, $0.1 million in 2026 and $8 thousand is expected to be recognized in 2027.

14.	Retirement Plans:

Certain employees of the Commercial Lines Segment were participants in a defined cash balance plan covering all full-time employees who had completed at least 1,000 hours of service. This plan was frozen in March 2001 in anticipation of distribution of plan assets to members upon plan termination. All participants were vested when the plan was frozen.

The following tables provide detail of the changes in benefit obligations, components of benefit costs, weighted-average assumptions, and plan assets for the retirement plan as of and for the year ending December 31, 2022 and 2021  (in thousands) using a measurement date of December 31.

	2022	2021
Assumptions (end of period):
Discount rate used in determining benefit obligation	4.93%	2.52%
Rate of compensation increase	N/A	N/A

Reconciliation of funded status (end of period):
Accumulated benefit obligation	$(9,479)	$(12,400)

Projected benefit obligation	$(9,479)	$(12,400)
Fair value of plan assets	9,642	12,226
Funded status	$163	$(174)

Net actuarial loss	(3,272)	(3,253)
Accumulated other comprehensive loss	(3,272)	(3,253)
Prepaid pension cost	3,435	3,079
Net amount recognized as of December 31	$163	$(174)

Changes in projected benefit obligation:
Benefit obligation as of beginning of period	$12,400	$13,252
Interest cost	300	271
Actuarial liability loss	(2,473)	(284)
Benefits paid	(748)	(839)
Benefit obligation as of end of period	$9,479	$12,400

Change in plan assets:
Fair value of plan assets as of beginning of period	$12,226	$11,393
Actual return on plan assets (net of expenses)	(1,836)	1,672
Employer contributions	—	—
Benefits paid	(748)	(839)
Fair value of plan assets as of end of period	$9,642	$12,226

Net periodic pension cost:
Service cost - benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	300	271
Expected return on plan assets	(763)	(709)
Recognized actuarial loss	107	173
Net periodic pension cost	$(356)	$(265)

Discount rate	4.93%	2.52%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A

Estimated future benefit payments by fiscal year (in thousands):

2023	$845
2024	$850
2025	$835
2026	$825
2027	$801
2028-2032	$3,606

As of December 31, 2022, the fair value of the plan assets was composed of cash and cash equivalents of $0.3 million, debt securities of $2.6 million and equity securities of $6.7 million.

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

To develop the expected long-term rate of return on assets assumption, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.5% long-term rate of return on assets assumption. The expected return on plan assets uses the fair market value as of December 31, 2022. To develop the discount rate used in determining the benefit obligation we used the USI Yield Curve at the measurement date to match the timing and amounts of projected future benefits.  A corridor approach is used to amortize actuarial gains and losses.  We are applying the 10% threshold set forth in ASC 715. In addition, since all accrued benefits under the plan are frozen, we are amortizing the unrecognized gains and losses outside of the corridor by the average life expectancy of the plan participants.

We expect that we will not be required to make a contribution to the defined benefit cash balance plan during 2023. We expect our 2023 periodic pension cost to be $(28) thousand, the components of which are interest cost of $445 thousand, expected return on plan assets of ($597) thousand and amortization of actuarial loss of $124 thousand.

The following table shows the weighted-average asset allocation for the defined benefit cash balance plan held as of December 31, 2022 and 2021.

	December 31
	2022	2021
Asset Category:
Debt securities	27%	24%
Equity securities	70%	72%
Other	3%	4%
Total	100%	100%

We determine the fair value of our financial instruments based on the fair value hierarchy established in ASC 820. (See Note 3.)

The following table presents, for each of the fair value hierarchy levels, our plan assets that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 (in thousands).

	As of December 31, 2022
	Quoted Prices in Active	Other Observable
	Markets for Identical	Inputs	Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
Mutual Funds	$2,598	$—	$—	$2,598
Equity securities	6,727	—	—	6,727
Total	$9,325	$—	$—	$9,325

	As of December 31, 2021
	Quoted Prices in Active
	Markets for Identical	Other Observable	Unobservable Inputs
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
Mutual Funds	$2,991	$—	$—	$2,991
Equity securities	8,779	—	—	8,779
Total	$11,770	$—	$—	$11,770

Our plan assets also include cash and cash equivalents of $0.3 million and $0.4 million at December 31, 2022 and 2021, respectively, that are carried at cost which approximates fair value.

We also sponsor a defined contribution plan. Under this plan, employees may contribute a portion of their compensation on a tax-deferred basis, and we may contribute a discretionary amount each year. We contributed $0.1 million and $0.2 million for the years ended December 31, 2022 and 2021.

15.	Income Taxes:

The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 2022 and 2021, are as follows (in thousands):

	2022	2021
Deferred tax liabilities:
Deferred policy acquisition costs	$(2)	$(1,431)
Net unrealized holding gain on investments	—	(1,781)
Agency relationship	—	(5)
Rent reserve	(48)	—
Fixed assets	(651)	(927)
Other	(90)	(167)
Total deferred tax liabilities	(791)	(4,311)

Deferred tax assets:
Unearned premiums	2,335	5,796
Net unrealized holding loss on investments	1,968	—
Intangible assets	—	192
Pension liability	687	683
Net operating loss carry-forward	20,139	124
Unpaid loss and loss adjustment expense	5,817	5,375
Rent reserve	—	3
Bonus accrual	526	312
Deferred social security tax	—	178
Investment impairments	74	217
Other	407	337
Total deferred tax assets	31,953	13,217

Net deferred tax assets before valuation allowance	31,162	8,906
Less: valuation allowance	31,162	—
Net deferred tax asset	$—	$8,906

We determined that it is more likely than not that our deferred tax assets will not be recoverable as of December 31, 2022. If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity. The Company concluded that no valuation allowance was necessary against our deferred tax assets as of December 31, 2021.

A reconciliation of the income tax provisions based on the applicable statutory tax rate of 21% to the provisions reflected in the consolidated financial statements for the years ended December 31, 2022 and 2021, respectively, is as follows (in thousands):

	2022	2021
Computed expected income tax (benefit) expense at statutory tax rate:
From continuing operations	$(26,685)	$(2,617)
From discontinued operations	6,273	5,031
Meals and entertainment	33	34
Tax exempt interest	(199)	(234)
Dividends received deduction	(161)	(190)
Goodwill	—	—
State taxes (net of federal benefit)	416	208
Rate differential on NOL	—	—
Valuation allowance	31,162	—
Other	72	259
Income tax expense	$10,911	$2,491

Current income tax expense	$22	$2,297
Deferred tax expense	10,889	194
Income tax expense	$10,911	$2,491

We have available, for federal income tax purposes, unused net operating loss carryforwards of $95.9 million at December 31, 2022. The Tax Cuts and Jobs Act of 2017 (“TCJA”) generally repealed the previous two year carry-back and 20 year carry-forward provision for net operating losses and adopted an indefinite carry-forward of net operating losses arising in tax years ending after December 31, 2017. However, the TCJA preserved present law for net operating losses of property/casualty insurance companies. Thus, our net operating losses may be carried-back two years and carried-forward 20 years.

The net operating losses will expire if unused, as follows (in thousands):

Year
2022	$—
2028	2
2029	25
2031	45
2032	77
2033	73
2034	59
2035	33
2036	50
2037	29
2038	40
2039	70
2040	60
2041	20
2042	79,438
Indefinite	15,877
$95,898

We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2018. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at December 31, 2022.

16. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2022	2021

Cash and cash equivalents	$59,133	$352,867
Restricted cash	29,486	3,810
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$88,619	$356,677

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

Interest paid	$3,208	$3,181

Income taxes recovered	$15,527	$4,177

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$945	$1,326

Payable for securities related to investment purchases	$-	$3,280

17.	Commitments and Contingencies:

The Reinsurers and the Hallmark Insurers have submitted to binding arbitration a dispute that has arisen regarding the rights and obligations of the parties under the LPT Contract.  (See Note 7.)  Pending resolution of the dispute, the Hallmark Insurers have agreed to fund the payment of claims under the LPT Contract without prejudice to their right to seek reimbursement and other relief in the arbitration proceedings.  The arbitration panel has been constituted and a final hearing on the merits is anticipated in the first quarter of 2023.  In the arbitration, the Reinsurers seek rescission of the LPT Contract or, in the alternative, damages on the basis of alleged breach and fraudulent inducement by the Hallmark Insurers.  The Company believes any such claims are without factual basis or legal merit and intends to vigorously contest the matter.  The Company is seeking an arbitration award enforcing the terms of the LPT Contract and requiring the Reinsurers to reimburse the Hallmark Insurers for all claim amounts funded by them during the pendency of the arbitration, as well as all other damages sustained by the Hallmark Insurers.  The arbitration panel has ordered that the Reinsurers  post security for any final award in the amount of the Minimum Funding Requirement (as defined in the LPT Contract). A favorable outcome could be as much as the recovery of the entire receivable of $58.9M plus accrued interest. An unfavorable outcome could be as much as writing off the $58.9M receivable and reimbursing DARAG for its transaction costs plus accrued interest.

As of December 31, 2022 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We paid $103 thousand in assessments during 2022 and $0 during 2021.

18.	Changes in Accumulated Other Comprehensive Income Balances:

The changes in accumulated other comprehensive income balances as of December 31, 2022 and 2021 were as follows (in thousands):

	Pension		Accumulated Other
	Asset	Unrealized	Comprehensive
	(Liability)	Gains (Loss)	Income (Loss)
Balance at January 1, 2021	$(3,762)	$4,145	$383
Other comprehensive income:
Change in net actuarial loss decrease	1,419	—	1,419
Tax effect on change in net actuarial loss decrease	(298)	—	(298)
Unrealized holding gains arising during the period	—	2,832	2,832
Tax effect on unrealized gains arising during the period	—	(595)	(595)
Reclassification adjustment for gains included in net realized gains	—	(6,046)	(6,046)
Tax effect on reclassification adjustment for gains included in income tax expense	—	1,270	1,270
Other comprehensive loss, net of tax	1,121	(2,539)	(1,418)

Balance at December 31, 2021	$(2,641)	$1,606	$(1,035)
Other comprehensive loss:
Change in net actuarial loss increase	(19)	—	(19)
Tax effect on change in net actuarial loss increase	4	—	4
Unrealized holding gains arising during the period	—	(6,276)	(6,276)
Tax effect on unrealized gains arising during the period	—	1,318	1,318
Reclassification adjustment for gains included in net realized gains	—	(3,144)	(3,144)
Tax effect on reclassification adjustment for gains included in income tax expense	—	660	660
Other comprehensive loss, net of tax	(15)	(7,442)	(7,457)
Balance at December 31, 2022	$(2,656)	$(5,836)	$(8,492)

19.	Concentrations of Credit Risk:

We maintain cash and cash equivalents in accounts with four financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We monitor the financial stability of the depository institutions regularly and do not believe excessive risk of depository institution failure existed at December 31, 2022 and 2021.

We are also subject to credit risk with respect to reinsurers to whom we have ceded underwriting risk. Although a reinsurer is liable for losses to the extent of the coverage it assumes, we remain obligated to our policyholders in the event that the reinsurers do not meet their obligations under the reinsurance agreements. In order to mitigate credit risk to reinsurance companies, we monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Most of our reinsurance recoverable balances as of December 31, 2022 and 2021 were with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 12 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the periods ended December 31, 2022 and 2021 are as follows (in thousands):

	Twelve Months Ended
	December 31,
	2022	2021

Operating lease cost	$2,593	$2,147

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,171	$2,171

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$436

We incurred $27 thousand and $0.2 million in short-term lease payments not included in our lease liability during the years ended December 31, 2022 and 2021, respectively.

The components of lease expense and other lease information as of and during the twelve month periods ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021

Operating lease right-of-use assets	$12,481	$13,211

Operating lease liabilities	$14,759	$15,062

Weighted-average remaining lease term - operating leases	10.5	11.4

Weighted-average discount rate - operating leases	6.23%	6.22%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 and December 31, 2021 are as follows (in thousands):

	December 31,	December 31,
	2022	2021

2022	$—	$2,171
2023	2,224	2,023
2024	2,421	2,216
2025	2,537	2,450
2026	2,497	2,497
Thereafter	15,768	15,767
Total future minimum lease payments	$25,447	$27,124

Less imputed interest	$(10,688)	$(12,062)
Total operating lease liability	$14,759	$15,062

Schedule II – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

BALANCE SHEETS

December 31, 2022 and 2021

(In thousands)

	2022	2021
ASSETS
Cash and cash equivalents	35,884	32,482
Investment in subsidiaries	148,846	239,832
Deferred federal income taxes	—	50
Federal income tax recoverable	—	9,028
Other assets	18,792	19,913
Total assets	$203,522	$301,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $648 in 2022 and $746 in 2021)	$49,352	$49,254
Subordinated debt securities (less unamortized debt issuance cost of $691 in 2022 and $744 in 2021)	56,011	55,959
Federal income tax payable	12,315	—
Deferred federal income taxes	11,020	—
Accounts payable and other accrued expenses	14,530	20,571
Total liabilities	143,228	125,784

Stockholders’ equity:
Common stock, $1.00 par value, authorized 3,333,333 shares; issued 2,087,283 shares in 2022 and in 2021	2,087	2,087
Additional paid-in capital	124,740	124,514
Retained earnings	(33,407)	74,703
Accumulated other comprehensive income	(8,492)	(1,035)
Treasury stock (268,801 shares in 2022 and 270,036 in 2021), at cost	(24,634)	(24,748)

Total stockholders’ equity	60,294	175,521
Total liabilities and stockholders’ equity	$203,522	$301,305

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

(In thousands)

	2022	2021
Investment income, net of expenses	$36	$28
Dividend income from subsidiaries	6,000	3,000
Gain on sale of our excess surplus lines operations	33,523	—
Other income	3,067	—
Management fee income	27,046	31,714
Total revenues	69,672	34,742

Operating expenses	17,566	13,513
Interest expense	5,902	4,993

Total expenses	23,468	18,506

Income before equity in undistributed earnings of subsidiaries and income tax benefit	46,204	16,236

Income tax expense (benefit)	33,223	3,858

Income before equity in undistributed earnings of subsidiaries	12,981	12,378
Equity in undistributed share of loss in subsidiaries	(121,091)	(3,374)

Net income (loss)	$(108,110)	$9,004

Comprehensive income (loss)	$(115,567)	$7,586

See accompanying report of independent registered public accounting firm.

Schedule II (Continued) – Condensed Financial Information of Registrant (Parent Company Only)

HALLMARK FINANCIAL SERVICES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

(In thousands)

	2022	2021
Cash flows from operating activities:
Net income (loss)	$(108,110)	$9,004

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	726	832
Deferred income tax expense (benefit)	11,070	235
Net realized gains	—	—
Undistributed share of loss of subsidiaries	121,091	3,374
Change in current federal income tax payable (recoverable)	21,343	3,478
Change in all other liabilities	(19,311)	(27,254)
Change in all other assets	14,307	13,942
Net cash provided by operating activities	41,116	3,611

Cash flows from investing activities:
Purchases of property and equipment	(152)	(1,195)
Purchase of investment securities	—	—
Maturities, sales and redemptions of investment securities	—	—
Capital contribution to subsidiaries	(37,562)	—
Net cash (used in) provided by investing activities	(37,714)	(1,195)

Increase in cash and cash equivalents	3,402	2,416
Cash and cash equivalents at beginning of year	32,482	30,066
Cash and cash equivalents at end of year	$35,884	$32,482

Supplemental cash flow information:
Interest paid	$3,208	$3,181

Income taxes (recovered) paid	$(47)	$148

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule III - Supplementary Insurance Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
		Future
		Policy
		Benefits,
		Losses,		Other			Benefits,	Amortization
	Deferred	Claims, and		Policy			Claims,	of Deferred
	Policy	Loss		Claims and		Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
2022
Commercial Lines Segment	$3,917	$125,246	$69,532	$—	$73,846	$1,579	$53,271	$16,917	$25,872	$79,178
Personal Lines Segment	3,297	24,358	14,539	—	62,065	1,038	59,208	14,379	21,114	60,816
Runoff Segment	(643)	149,494	18	—	12,013	1,038	96,691	916	7,796	10,565
Corporate	—	—		—	—	9,799	—	—	17,566	—
Total	6,571	299,098	84,089	—	147,924	13,454	209,170	32,212	72,348	150,559
Discountinued operations	(6,563)	581,771	208,602		n/a	n/a	n/a	n/a	n/a	n/a
Consolidated	$8	$880,869	$292,691	$—	$147,924	$13,454	$209,170	$32,212	$72,348	$150,559

2021
Commercial Lines Segment	$2,832	$110,494	$65,078	$—	$74,560	$2,644	$53,563	$4,628	$22,614	$73,924
Personal Lines Segment	3,585	20,809	15,794	—	68,534	1,153	61,363	15,319	22,247	66,910
Runoff Segment	(303)	178,394	1,863	—	59,059	2,250	38,236	10,370	14,029	25,824
Corporate	—	—	—	—	—	3,668	—	—	13,513	—
Total	6,114	309,697	82,735	—	202,153	9,715	153,162	30,317	72,403	166,658
Discountinued operations	697	506,984	201,692	—	n/a	n/a	n/a	n/a	n/a	n/a
Consolidated	$6,811	$816,681	$284,427	$—	$202,153	$9,715	$153,162	$30,317	$72,403	$166,658

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule IV – Reinsurance

(In thousands)

	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to	Assumed from	Net Amount	Percentage of Amount
		Other Companies	Other Companies		Assumed to Net

Year Ended December 31, 2022
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	204,866	(68,100)	11,158	147,924	7.54%
Title Insurance	—	—	—	—
Total premiums	$204,866	$(68,100)	$11,158	$147,924	7.54%

Year Ended December 31, 2021
Life insurance in force	$—	$—	$—	$—

Premiums
Life insurance	$—	$—	$—	$—
Accident and health insurance	—	—	—	—
Property and liability insurance	258,866	(79,221)	22,508	202,153	11.13%
Title Insurance	—	—	—	—
Total premiums	$258,866	$(79,221)	$22,508	$202,153	11.13%

See accompanying report of independent registered public accounting firm.

FINANCIAL STATEMENT SCHEDULES

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
Reserves for
		Unpaid					Claims and Claim
	Deferred	Claims and	Discount if				Adjustment Expenses		Amortization of	Paid Claims
	Policy	Claim	any,			Net	Incurred Related to		Deferred Policy	and Claims	Net
Affiliation With	Acquisition	Adjustment	Deducted In	Unearned	Earned	Investment	(1) Current	(2) Prior	Acquisitions	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
(a) Consolidated property-casualty Entities
2022	$8	$880,869	$—	$292,691	$147,924	$13,454	$117,644	$91,526	$32,212	$184,718	$150,559
2021	$6,811	$816,681	$—	$284,427	$202,153	$9,715	$151,603	$1,559	$30,317	$187,127	$166,658

See accompanying report of independent registered public accounting firm.