Form 10-K/A
period 2022-12-31
HALLMARK FINANCIAL SERVICES INC
filed 2023-04-25
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                         to

Commission file number 001-11252

Hallmark Financial Services, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0447375
(State or Other Jurisdiction of Incorporation or Organization) 5420 Lyndon B. Johnson Freeway, Suite 1100, Dallas, Texas (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.) 75240 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (817) 348-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	HALL	Nasdaq Global Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $31.6 million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 1,818,482 shares of common stock, $1.00 par value per share, outstanding as of April 13, 2023.

Hallmark Financial Services, Inc.

Amendment No. 1 to Annual Report on Form 10-K/A

For the year ended December 31, 2022

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A is filed with respect to Hallmark Financial Services, Inc.’s  Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023. This Amendment updates the Form 10- K, which omitted Part III (Items 10, 11, 12, 13 and 14) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year. While we intend to file our preliminary proxy statement for our 2023 annual meeting of shareholders shortly, the timing of the filing of a definitive proxy statement will be outside this window for incorporation by reference.

Accordingly, this Amendment is being filed solely to (i) amend Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K to include the information required by such Items, (ii) delete the reference on the cover of the Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Form 10-K, and (iii) file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment makes no changes to the Form 10-K except for those to Part III and the filing of related certifications. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Form 10-K and does not otherwise reflect events occurring after the original date of the Form 10-K; accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

Unless indicated otherwise, throughout this Amendment, references to “we,” “us,” “our,” “the Company,” or “Hallmark Financial” mean Hallmark Financial Services, Inc. and its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board Composition

The Board is presently composed of Mark E. Schwarz, Scott T. Berlin, Doug Slape, and Mark E. Pape. None of these directors was selected on the basis of any special arrangement or understanding with any other person. None of these directors bears any family relationship to any other director or to any other executive officer of the Company. The Board has determined that all of the incumbent directors other than Mr. Schwarz meet the current Nasdaq independence requirements.

Name	Age	Director Since	Current Position(s) with the Company
Mark E. Schwarz	62	2001	Director, Executive Chairman
Scott T. Berlin	53	2001	Director
Mark E. Pape	72	2016	Director
Doug Slape	57	2022	Director

Mark E. Schwarz was elected Executive Chairman of the Company in August 2006 and became President and Chief Executive Officer on February 12, 2021, subsequently relinquishing his President role on January 9, 2022, and then his Chief Executive Officer role on March 16, 2023. He continues to serve in his role as Executive Chairman. He previously served as Chief Executive Officer of the Company from January 2003 until August 2006, and as President from November 2003 through March 2006. Since 1993, Mr. Schwarz has indirectly controlled Newcastle Partners, L.P., a private investment firm. Mr. Schwarz presently serves as Chairman of the boards of directors of Rave Restaurant Group, Inc., an operator and franchisor of pizza restaurants; and Wilhelmina International, Inc., a model management and talent representation company. He also serves as a director of various privately held companies. Mr. Schwarz was nominated to serve as a director of the Company due to his extensive business and investment expertise, broad director experience and significant direct and indirect shareholdings in the Company.

Scott T. Berlin is currently serving on the board of Newguard Plastic Cards, LLC, a manufacturer of plastic cards for use as hotel keys and gift cards. From June 2017 to June 1, 2022, Mr. Berlin served as the President of Mason Structural Steel, LLC, a fabricator of structural steel and distributor of building products. From 2016 to 2017, he was the Director of Business Development of Ullman Oil Company, LLC, a supplier of heating oil, commercial fuels, industrial lubricants, greases and coolants. During portions of 2015, Mr. Berlin served in a financial restructuring role as President of JC Fodale Energy Services, LLC, an oilfield services company. Subsequently, in February 2016, JC Fodale Energy Services, LLC filed a voluntary petition for liquidation under Chapter 7 of the United States Bankruptcy Code. From 1997 to 2015, he was a Managing Director and principal of Brown, Gibbons, Lang & Company, an investment banking firm serving middle market companies, where he focused on the corporate finance and mergers/acquisitions practice. Prior to joining Brown, Gibbons, Lang & Company, Mr. Berlin was a lending officer in the Middle Market Group at The Northern Company. Mr. Berlin was nominated to serve as a director of the Company due to his general background in investment banking and his particular experience in advising public and private companies and their boards in merger, acquisition and financing transactions.

Mark E. Pape has served, since September 2022, as the Chief Financial Officer of Factory Intelligent Solutions, LLP, the parent company of LossExpress, LLP, a provider of total claims loss software solutions for auto insurers. Previously, he had served as the Chairman of the boards of directors of H2Options, Inc., a water conservation design/installation firm, since 2009, and U.S. Rain Group, Inc., a private equity company investing in water conservation opportunities, since 2013. He is also currently a director and chairman of the audit committee of Wilhelmina International, Inc., a model management and talent representation company. He served as the Chief Financial Officer of Oryon Technologies, Inc., a lighting technology company, from 2010 to 2014, and as a director from 2012 to January 2014. Oryon Technologies, Inc. filed a petition under Chapter 11 of the federal Bankruptcy Code in May 2014. Mr. Pape served as a partner at Tatum LLC, an executive services firm, from 2008 to 2009. From 2005 to 2007, he served as Executive Vice President and Chief Financial Officer at Affirmative Insurance Holdings, Inc., a property/casualty insurance company specializing in non-standard automobile insurance and served on its board of directors and audit committee from 2004 to 2005. Mr. Pape served as the Chief Financial Officer of HomeVestors of America, Inc., a franchisor of home acquisition services, during 2005; as President and Chief Executive Officer of R.E. Technologies, Inc., a provider of software tools to the housing industry, from 2002 to 2005; as Senior Vice President and Chief Financial Officer of LoanCity.com, a start-up e-commerce mortgage bank, from 1999 to 2001; as Vice President-Planning for Torchmark Corporation, a life/health insurance holding company, from 1998 to 1999; as Senior Vice President and Chief Financial Officer of United Dental Care, Inc., a dental benefits insurance company, from 1995 to 1997; and as Executive Vice President and Chief Financial Officer of American Income Holding, Inc., a life insurance company, from 1991 to 1994. Previously, Mr. Pape was engaged in investment banking from 1979 to 1991 with First City National Bank of Houston, Merrill Lynch Capital Markets Group, the First Boston Corporation and then Bear, Stearns & Co. He began his career in 1974 as an auditor with KPMG LLP. He is a certified public accountant licensed in Texas. Mr. Pape was nominated to serve as a director of the Company due to his leadership and operational skills developed as a business executive, his background in finance and financial services, and his experience as a director of both private and public companies.

Doug Slape recently retired from the Texas Department of Insurance, the state agency regulating the Texas insurance market, after a career spanning more than 33 years. Most recently, Mr. Slape served as the Chief Deputy Commissioner of TDI from 2018 to 2023. He was also Acting Commissioner of Insurance from 2021 to 2022. Previously, Mr. Slape had served as Deputy Commissioner of Financial Regulation (2015-2018), Chief Financial Analyst (2007-2015), and Assistant Chief Examiner for Information Systems Examinations (2001-2007). He began his career at TDI as a Financial Examiner from 1988 to 2001. He is a Certified Financial Examiner and a Certified Information Systems Auditor. Mr. Slape was nominated to serve as a director of the Company due to his extensive background in insurance regulation and financial analysis, and his executive leadership experience.

Leadership Structure and Risk Oversight

Mark E. Schwarz currently serves as the Executive Chairman of the Company. He had previously also served as Chief Executive Officer of the Company, which he relinquished on March 16, 2023. In both roles he functioned as the chairman of the Board and an executive officer with responsibilities for day-to-day leadership and strategy, as well as management of the Company’s investment portfolio.

The Board is responsible for providing general oversight over all of the Company’s strategies, operations and affairs, including its management of risk. The Board and its standing committees regularly discuss material risk exposures, the potential impact of such exposures on the Company and the efforts of management to mitigate the identified risks. The Company has adopted enterprise risk management policies based on the Integrated Framework of the Committee of Sponsoring Organizations. Executive management periodically report on the Company’s risk management policies and practices to the Board and relevant standing committees. The Audit Committee reviews the Company’s major financial risk exposures and a number of operational, compliance and strategic risks, including steps to monitor and manage those risks. The Nomination and Governance Committee also monitors the Company’s corporate governance and certain compliance risks, while the Compensation Committee is primarily responsible for oversight of risks associated with employee relations and compensation strategy. The Board believes that its leadership structure supports the ability of the Board to effectively oversee the risk management policies and procedures of the Company.

Board Committees

Standing committees of the Board include the Audit Committee, the Nomination and Governance Committee, and the Compensation Committee. Messrs. Berlin, Slape, and Pape currently serve on the standing committees set forth below. Mr. Schwarz does not presently serve on any of these standing committees.

	Audit Committee	Nomination & Governance Committee	Compensation Committee
Scott T. Berlin	X	X	X
Doug Slape	X	X	X
Mark E. Pape	X		X

Audit Committee. Mark E. Pape currently serves as chairman of the Audit Committee. The Board has determined that all members of the Audit Committee satisfy the current independence and experience requirements of Nasdaq and the SEC. The Board has also determined that Mr. Pape satisfies the requirements for an “audit committee financial expert” under applicable rules of the SEC and has designated Mr. Pape as its “audit committee financial expert.”

The Audit Committee oversees the conduct of the financial reporting processes of the Company, including (i) reviewing with management and the outside auditors the audited financial statements included in the Company’s Annual Report, (ii) reviewing with management and the outside auditors the interim financial results included in the Company’s quarterly reports filed with the SEC, (iii) discussing with management and the outside auditors the quality and adequacy of internal controls, and (iv) reviewing the independence of the outside auditors. A copy of the Amended and Restated Audit Committee Charter is available for review on the Company’s website at www.hallmarkgrp.com. The Audit Committee met nine times during 2022.

Nomination and Governance Committee. Scott T. Berlin currently serves as chairman of the Nomination and Governance Committee. The Nomination and Governance Committee is responsible for advising the Board about the appropriate composition of the Board and its committees, identifying and evaluating candidates for Board service, recommending director nominees for election at annual meetings of shareholders or for appointment to fill vacancies, and recommending the directors to serve on each committee of the Board. The Nomination and Governance Committee is also responsible for periodically reviewing and making recommendations to the Board regarding corporate governance policies and responses to shareholder proposals. A copy of the Nomination and Governance Committee Charter is available for review on the Company’s website at www.hallmarkgrp.com. The Nomination and Governance Committee met once during 2022.

The Nomination and Governance Committee strives to identify and attract director nominees of personal integrity whose diversity of business background and experience will represent the interests of all shareholders. The Nomination and Governance Committee has not established any policy regarding specific minimum qualifications that must be met by a director nominee. However, factors considered in evaluating potential candidates include educational achievement, managerial experience, business acumen, financial sophistication, insurance industry expertise and strategic planning and policy-making skills. Depending upon the current needs of the Board, some factors may be weighed more or less heavily than others in the deliberations. The Nomination and Governance Committee evaluates the suitability of a potential director nominee on the basis of written information concerning the candidate, discussions with persons familiar with the background and character of the candidate, and personal interviews with the candidate.

The Nomination and Governance Committee will consider candidates for nomination to the Board from any reasonable source, including shareholder recommendations. The Nomination and Governance Committee does not evaluate candidates differently based on the source of the proposal. The Nomination and Governance Committee has not used, and has no present intention to use, consultants or search firms to assist in the process of identifying and evaluating director candidates.

Shareholders may recommend director candidates for consideration by the Nomination and Governance Committee by writing to its chairman in care of the Company’s headquarters in Dallas, Texas, giving the candidate’s name, contact information, biographical data and qualifications. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation. The Nomination and Governance Committee has not implemented any formal procedures for consideration of director nominees submitted by shareholders of the Company. The Nomination and Governance Committee has not received any recommendations of nominees for election to the Board at the 2023 Annual Meeting from any person or group beneficially owning more than five percent of the Common Stock.

Compensation Committee. Mark E. Pape currently serves as chairman of the Compensation Committee. The Compensation Committee reviews, evaluates and recommends to the Board compensation policies of the Company with respect to directors, executive officers and senior management. The Compensation Committee also administers the Company’s 2015 Long Term Incentive Plan (the “2015 LTIP”). A copy of the Compensation Committee Charter is available for review on the Company’s website at www.hallmarkgrp.com. The Compensation Committee met six times during 2022.

The Compensation Committee has the authority to approve the compensation of the directors, executive officers and senior management of the Company. The Compensation Committee also has the authority to grant equity awards under the 2015 LTIP. The Compensation Committee does not delegate any of its authority to any other person. The Executive Chairman and Chief Executive Officer of the Company provide recommendations to the Compensation Committee concerning most of these compensation decisions. Neither the Company nor the Compensation Committee currently engages any consultant to assist in the review of director or executive officer compensation.

Attendance at Meetings

The Board held nine meetings during 2022. Various matters were also approved by the unanimous written consent of the directors during the last fiscal year. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board, and (ii) the total number of meetings held by all committees of the Board on which such director served. The Company has no formal policy with respect to the attendance of Board members at the Annual Meeting but encourages all incumbent directors and all director nominees to attend each annual meeting of shareholders. All directors attended the Company’s 2022 Annual Meeting of Shareholders.

Shareholder Communications

The Board believes that, in light of the accessibility of its directors to informal communications, a formal process for shareholders to communicate with directors is unnecessary. Any shareholder communication sent to the Board, either generally or in care of the Executive Chairman, will be forwarded to members of the Board without screening. Any shareholder communication to the Board should be addressed in care of the Executive Chairman and transmitted to the Company’s headquarters in Dallas, Texas. In order to assure proper handling, the transmittal envelope should include a notation indicating “Board Communication” or “Director Communication.” All such correspondence should identify the author as a shareholder and clearly state whether the intended recipients are all members of the Board or only specified directors. The Executive Chairman will circulate all such correspondence to the appropriate directors.

Board Diversity Matrix

The following table sets forth Board level diversity information based on voluntary self-identification of incumbent directors as of April 13, 2023.

Board Diversity Matrix as of April 13, 2023
Total Number of Directors: 4
	Male	Female	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	4	0	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	4	0	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

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

DELINQUENT SECTION 16(a) REPORTS

The Company’s executive officers, directors and beneficial owners of more than 10% of the Common Stock are required to file reports of ownership and changes in ownership of the Common Stock with the SEC. Based solely on the Company’s review of the reports that have been filed by or on behalf of such persons and information provided to the Company by individual directors, executive officers and beneficial owners, the Company believes that all such reports were timely filed during and with respect to the fiscal year ended December 31, 2022.

EXECUTIVE OFFICERS

The following persons are currently the only executive officers of the Company:

Name	Age	Position(s) with the Company
Mark E. Schwarz	62	Director, Executive Chairman and Chief Executive Officer
Christopher J. Kenney	60	President & Chief Executive Officer, Chief Financial Officer and Secretary

Each executive officer serves at the will of the Board. No executive officer was selected on the basis of any special arrangement or understanding with any other person. No executive officer bears any family relationship to any other executive officer or to any other director or nominee for director of the Company. No director, nominee for director or executive officer of the Company has been involved in any legal proceedings that would be material to an evaluation of the management of the Company. Information concerning the business experience of Mark E. Schwarz is provided above.

Christopher J. Kenney was promoted to the office of President on January 9, 2023, and to the office of Chief Executive Officer on March 16, 2023, and he has served as Chief Financial Officer of the Company since May 2022. Previously, Mr. Kenney had served as Chief Accounting Officer of the Company since 2021 and Senior Vice President of Accounting of the Company since 2004. From 2003 to 2004, he served as Senior Vice President of Accounting for Affirmative Insurance Holdings, Inc. From 2000 to 2003, Mr. Kenney served as Controller of Associates Insurance Group, a subsidiary of The Travelers Companies, Inc. From 1994 to 2000, he served in various accounting roles with Associates Insurance Group, the insurance division of Associates First Capital Corporation, rising to the position of Controller. Mr. Kenney is a Certified Public Accountant licensed in Texas.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2022, and 2021 concerning the compensation of every person who served as an executive officer of the Company at any time during 2022 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	All Other Compensation ($)[2]	Total ($)
Mark E. Schwarz	2022	450,000	500,000	432,246	25,324	1,407,570
Executive Chairman; Chief Executive Officer[3]; Director	2021	195,000	---	450,709	4,388	650,097
Christopher J. Kenney	2022	375,000	175,000	176,355	25,778	752,133
President & Chief Executive Officer; Chief Financial Officer[4]	2021	268,750	75,000	161,793	12,408	517,951

[1]

Reflects the fair value of restricted stock unit awards estimated on the date of grant based on the probable outcome of certain performance conditions. Assumptions used in calculating the grant date fair value are included in Note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022. Assuming that the highest level of performance conditions will be achieved, the grant date fair value of the 2022 awards would be $689,699 for Mr. Schwarz and $287,378 for Mr. Kenney, and for the 2021 awards would be $745,643 for Mr. Schwarz and $267,667 for Mr. Kenney.

[2]	Represents the employee portion of life, disability and health insurance premiums paid by the Company and the Company’s matching contributions to employee 401(k) accounts.
[3]	Mr. Schwarz resigned as Chief Executive Officer on March 16, 2023, and retains his position as Executive Chairman
[4]	Mr. Kenney was promoted to Chief Financial Officer of the Company effective May 27, 2021; to President on January 9, 2022; and Chief Executive Officer on March 16, 2023.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information concerning all equity awards to the Named Executive Officers which were outstanding as of December 31, 2022, consisting of unexercised stock options and unvested restricted stock units granted under the 2005 LTIP and the 2015 LTIP.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Award Date[1]	Number of Unearned Shares Underlying Restricted Stock Units That Have Not Vested (#)[2]	Market Value of Unearned Shares Underlying Restricted Stock Units That Have Not Vested ($)[2]
Name	Exer- cisable (#)	Unexer- c isable (#)
Mark E. Schwarz	—	—	—	—	12/21/2021	6,369	36,938
	—	—	—	—	4/01/2022	6,189	35,899
Christopher J. Kenney	—	—	—	—	12/21/2022	2,286	13,260
	—	—	—	—	4/01/2022	2,583	14,980

[1]

Restricted stock units awarded in 2021 vest up tot 50% on March 31, 2024, up to a cumulative 80% on March 31, 2025, and up to a cumulative 100% on March 31, 2026. Restricted stock units awarded in 2022 vest up to 50% on March 31, 2025, up to a cumulative 80% on March 31, 2026, and up to a cumulative 100% on March 31, 2027.

[2]

Based on achieving the threshold performance criteria and the closing market price of the Company’s common stock of $4.35 on December 31, 2021, and of $5.80 on December 31, 2022 (which price per share does not taking into account the effect of the Company’s 10:1 reverse stock split, which was effective on January 1, 2023).

Equity Compensation Plan Information

The following table sets forth information regarding shares of the Common Stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2022.

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options, warrants	[excluding securities reflected
Plan Category	and rights	and rights	in column (a)][1]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—
Equity compensation plans not approved by security holders	—	—	89,033
Total	—	$—	89,033

[1]

Securities remaining available for future issuance are net of a maximum of 103,974 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note 13 to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

Compensation of Directors in 2022 Fiscal Year

The Company’s standard compensation arrangement for each non-employee director is currently a $30,000 annual retainer plus a fee of $1,500 for each Board meeting attended in person or telephonically and a fee of $750 for each committee meeting attended in person or telephonically. The chairman of the Audit Committee also receives an additional $7,500 annual retainer. No other cash compensation was paid to any non-employee director during 2022. The Compensation Committee also periodically grants stock options to the directors of the Company. However, no stock options were granted to any of the non-employee directors of the Company during 2022.

The following table sets forth information concerning the compensation of the non-employee directors of the Company for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott T. Berlin	$54,000	—	—	$54,000
Doug Slape	$30,917	—	—	$30,917
Mark E. Pape	$57,750	—	—	$57,750

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

The following table and the notes thereto set forth certain information regarding the beneficial ownership of the Common Stock as of the April 13, 2023, by (i) each Named Executive Officer, director, and nominee of the Company, (ii) all Named Executive Officers and directors of the Company as a group; and (iii) each other person known to the Company to own beneficially more than five percent of the presently outstanding Common Stock. Except as otherwise indicated, (a) the persons identified in the table have sole voting and dispositive power with respect to the shares shown as beneficially owned by them, (b) the mailing address for all persons is the same as that of the Company, and (c) the current directors and executive officers have not pledged any of such shares as security.

Shareholder	No. of Shares Beneficially Owned	Percent of Class Beneficially Owned[4]
Mark E. Schwarz[1]	505,551	27.8
Christopher J. Kenney	535	*
Scott T. Berlin	4,525	*
Mark E. Pape	—	—
Doug Slape	—	—
All Named Executive Officers and directors, as a group (6 persons)	510,611	28.1
5% or Greater Shareholders
Newcastle Partners, L.P.[2]	373,044	20.5
NCM Services, Inc.[3]	94,971	5.2

*	Represents less than 1%.
[1]	Includes 20,258 shares owned by Mr. Schwarz, 94,971 shares owned by NCMS, 17,278 shares owned by NCM and 373,044 shares owned by the Newcastle Fund. (See, Certain Relationships and Transactions.)
[2]	Does not include shares directly owned by Mark E. Schwarz, NCMS or NCM. (See, Certain Relationships and Transaction and Note 1, above.)
[3]	Does not include shares directly owned by Mark E. Schwarz, NCM or the Newcastle Fund. (See, Certain Relationships and Transaction and Note 1, above.)
[4]

Beneficial ownership is calculated in accordance with the rules of the SEC in accordance with Rule 13d-3(d)(1) of the Exchange Act. Percentage of beneficial ownership is based on 1,818,482 shares of Common Stock issued outstanding as of April 13, 2023, which reflects the 1:10 reverse stock split that became effective on January 1, 2023. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Also, as a result of these relationships, the Company, Mr. Schwarz, NCG, NCM and the Newcastle Fund may be deemed a “group” for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 with respect to their respective investments in Rave Restaurant Group, Inc. (“Rave”), an operator and franchisor of pizza restaurants in which Mr. Schwarz serves as Chairman of the board of directors. The Company previously owned an aggregate of 2,246,086 shares of the common stock of Rave, which it acquired at an average price of $1.52 per share in the open market, in shareholder rights offerings and upon conversion of 4% Convertible Senior Notes due 2022. On December 7, 2022, the Company’s audit committee authorized one of its members, Mr. Pape, to dialog with the chairman of the audit committee of Rave to explore the potential for Rave to repurchase the shares then held by the Company. The Audit Committee approved the sale of the Rave shares on terms that included a negotiated sale price based on the average closing price of Rave common stock for the 15 trading days preceding the closing of the repurchase.  On December 21, 2022, Rave repurchased all of these shares for an aggregate price of $3,593,738, or $1.60 per share.  As a result, the Company no longer owns any shares of the outstanding common stock of Rave.  The Company has no other financial transactions, arrangements or relationships with Rave.

Item 14. Principal Accountant Fees and Services.

On March 12, 2020, the Company engaged Baker Tilly US, LLP, Madison, Wisconsin (“BT”) as its independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2019.

The following table presents fees for professional services rendered by BT for the audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2022, and 2021, respectively, as well as fees billed for other services rendered by BT during each of such periods.

	Fiscal 2022	Fiscal 2021
Audit Fees	1,442,078	1,383,879
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

The current policy of the Audit Committee is to review and approve all proposed audit and non-audit services prior to the engagement of independent registered public accountants to perform such services. Review and approval of such services generally occurs at the Audit Committee’s regularly scheduled quarterly meetings. In situations where it is impractical to wait until the next regularly scheduled quarterly meeting, the Audit Committee has delegated to its chairman the authority to approve audit and non-audit services. Any audit or non-audit services approved pursuant to such delegation of authority must be reported to the full Audit Committee at its next regularly scheduled meeting. During fiscal 2022 and 2021, all audit and non-audit services performed by BT were in accordance with the policies and procedures established by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)     Financial Statements

The following consolidated financial statements, notes thereto and related information were included in Item 8 of the report on Form 10-K previously filed on March 23, 2023:

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

(a)(2)     Financial Statement Schedules

The following financial statement schedules were included in the report on Form 10-K previously filed on March 23, 2023:

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

4.1	Description of registrant’s securities (incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-K filed on March 28,2023).

4.2	Specimen certificate for common stock, $1.00 par value, of the registrant (incorporated by reference to Exhibit 4.2 of the registrant’s Form 10-K filed on March 28,2023).

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

21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 of the registrant’s Form 10-K filed on March 28,2023).

23 (a)	Consent of Independent Registered Public Accounting Firm. (incorporated by reference to Exhibit 23(a) of the registrant’s Form 10-K filed on March 28,2023).

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(b).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(b).

32(a)+	Certification of principal executive officer pursuant to 18 U.S.C. 1350.

32(b)+	Certification of principal financial officer pursuant to 18 U.S.C. 1350.

101 INS+	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

+     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.
(Registrant)

Date:	April 24, 2023	By:	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Executive Officer, (principal executive officer)

Date:	April 24, 2023	By:	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 24, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Executive Officer, (principal executive officer)

Date:	April 24, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)

Date:	April 24, 2023	/s/ Mark E. Schwarz
Mark E. Schwarz, Executive Chairman

Date:	April 24, 2023	/s/ Doug Slape
Doug Slape, Director

Date:	April 24, 2023	/s/ Mark E. Pape
Mark E. Pape, Director

Date:	April 24, 2023	/s/ Scott T. Berlin
Scott T. Berlin, Director