Form 10-Q
period 2023-03-31
HALLMARK FINANCIAL SERVICES INC
filed 2023-05-15
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $1.00 per share –1,818,482 shares outstanding as of May 15, 2023.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $344,714 in 2023 and $434,119 in 2022; allowance for expected credit losses of $0 in 2023)	$340,054	$426,597
Equity securities (cost; $24,281 in 2023 and $30,058 in 2022)	22,392	28,199
Total investments	362,446	454,796
Cash and cash equivalents	105,458	59,133
Restricted cash	9,108	29,486
Ceded unearned premiums	231,314	237,086
Premiums receivable	82,375	78,355
Accounts receivable	1,378	10,859
Receivable from reinsurer	3,953	58,882
Restricted funds withheld	11,129	—
Receivable for securities	11,563	945
Reinsurance recoverable (net of allowance for expected credit losses of $200 in 2023)	621,229	578,424
Deferred policy acquisition costs	2,896	8
Federal income tax recoverable	2,598	2,668
Prepaid pension assets	201	163
Prepaid expenses	2,227	1,508
Other assets	22,390	24,389
Total assets	$1,470,265	$1,536,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $623 in 2023 and $648 in 2022)	49,377	49,352
Subordinated debt securities (less unamortized debt issuance cost of $679 in 2023 and $691 in 2022)	56,023	56,011
Reserves for unpaid losses and loss adjustment expenses	835,903	880,869
Unearned premiums	294,019	292,691
Reinsurance payable	143,529	128,950
Payable for securities	979	—
Accounts payable and other accrued expenses	66,900	68,535
Total liabilities	$1,446,730	$1,476,408
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $1.00 par value, authorized 3,333,333 shares; issued 2,087,283 shares in 2023 and 2022	2,087	2,087
Additional paid-in capital	124,837	124,740
Retained (deficit) earnings	(72,549)	(33,407)
Accumulated other comprehensive loss	(6,206)	(8,492)
Treasury stock (268,801 shares in 2023 and 268,801 in 2022), at cost	(24,634)	(24,634)
Total stockholders’ equity	$23,535	$60,294
Total liabilities and stockholders’ equity	$1,470,265	$1,536,702

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Gross premiums written	$57,172	$59,333
Ceded premiums written	(14,791)	(18,064)
Net premiums written	42,381	41,269
Change in unearned premiums	(7,101)	(1,954)
Net premiums earned	35,280	39,315

Investment income, net of expenses	4,342	1,859
Investment (losses) gains , net	(640)	51
Finance charges	779	983
Other income	70	15
Total revenues	39,831	42,223

Losses and loss adjustment expenses	29,764	39,382
Operating expenses	47,949	16,427
Interest expense	1,898	1,264
Amortization of intangible assets	—	7
Total expenses	79,611	57,080

Loss from continuing operations before tax	(39,780)	(14,857)
Income tax benefit from continuing operations	(534)	(3,180)
Net loss from continuing operations	(39,246)	(11,677)

Discontinued Operations:
Total pretax income from discontinued operations	$104	$10,738
Income tax expense (benefit) from discontinued operations	—	2,280
Net income from discontinued operations	$104	$8,458

Net loss	$(39,142)	$(3,219)

Net (loss) income per share basic:
Net loss from continuing operations	$(21.59)	$(6.43)
Net income from discontinued operations	0.06	4.66
Basic net loss per share	$(21.53)	$(1.77)

Net (loss) income per share diluted:
Net loss from continuing operations	$(21.59)	$(6.43)
Net income from discontinued operations	0.06	4.66
Diluted net loss per share	$(21.53)	$(1.77)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net (loss) income	$(39,142)	$(3,219)
Other comprehensive (loss) income:
Change in net actuarial loss (increase) decrease	31	27
Tax effect on change in net actuarial (gain) loss	(7)	(6)
Unrealized holding (losses) gains arising during the period	2,863	(3,081)
Tax effect on unrealized holding (losses) gains arising during the period	(601)	647
Reclassification adjustment for gains included in net loss	—	(146)
Tax effect on reclassification adjustment for gains included in net loss	—	31
Other comprehensive loss, net of tax	2,286	(2,528)
Comprehensive (loss) income	$(36,856)	$(5,747)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2023	2022
Common Stock
Balance, beginning of period	$2,087	$2,087

Balance, end of period	2,087	2,087

Additional Paid-In Capital
Balance, beginning of period	124,740	124,514
Equity based compensation	97	62
Shares issued under employee benefit plans	—	(165)
Balance, end of period	124,837	124,411

Retained Earnings
Balance, beginning of period	(33,407)	74,703
Net income	(39,142)	(3,219)
Balance, end of period	(72,549)	71,484

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(8,492)	(1,035)
Additional minimum pension liability, net of tax	24	21
Unrealized holding gains arising during period, net of tax	2,262	(2,434)
Reclassification adjustment for (gains) losses included in net income, net of tax	—	(115)
Balance, end of period	(6,206)	(3,563)

Treasury Stock
Balance, beginning of period	(24,634)	(24,748)
Shares issued under employee benefit plans	—	165
Balance, end of period	(24,634)	(24,583)

Total Stockholders' Equity	$23,535	$169,836

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(39,142)	$(3,219)

Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	(104)	(8,458)
Depreciation and amortization expense	395	432
Deferred federal income tax benefit	(608)	(339)
Investment losses (gains), net	640	(51)
Share-based payments expense	97	62
Change in ceded unearned premiums	5,772	8,856
Change in premiums receivable	(4,020)	2,201
Change in accounts receivable	9,481	(13,180)
Change in receivable from reinsurer	43,800	—
Change in deferred policy acquisition costs	(2,888)	(36)
Change in reserves for losses and loss adjustment expenses	(44,966)	(18,343)
Change in unearned premiums	1,328	(19,119)
Change in reinsurance recoverable	(42,805)	4,698
Change in reinsurance balances	14,579	(31,928)
Change in federal income tax recoverable	70	3,469
Change in all other liabilities	(1,635)	1,785
Change in all other assets	1,006	(4,401)
Net cash used in operating activities- continuing operations	(59,000)	(77,571)
Net cash provided by operating activities- discontinued operations	104	15,590
Net cash used in operating activities	(58,896)	(61,981)
Cash flows from investing activities:
Purchases of property and equipment	(238)	(631)
Purchases of investment securities	(14,195)	(166,832)
Maturities, sales and redemptions of investment securities	99,276	60,383
Net cash provided by (used in)investing activities	84,843	(107,080)
Increase (decrease) in cash and cash equivalents and restricted cash	25,947	(169,061)
Cash and cash equivalents and restricted cash at beginning of period	88,619	356,677
Cash and cash equivalents and restricted cash at end of period	$114,566	$187,616

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

These business units are segregated into three reportable industry segments for financial accounting purposes. The Commercial Lines Segment consists of the Commercial Accounts business unit, the Aviation business unit, and the runoff from our former Workers Compensation operating unit. The Personal Segment consists solely of our Specialty Personal Lines business unit and the Runoff Segment consists solely of the Specialty Runoff business unit.  The Runoff Segment was previously reported as part of our former Specialty Commercial Segment.

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

2. Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC.

The interim financial data as of March 31, 2023 and 2022 is unaudited. However, in the opinion of management, the interim financial data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year.

Subsequent Event

AHIC, HIC, HSIC, HCM and HNIC (collectively, the “Hallmark Insurers”) are parties to a Loss Portfolio Transfer Reinsurance Contract (the “LPT Contract”) and related agreements with DARAG Bermuda Ltd. (“DARAG Bermuda”) and DARAG Insurance (Guernsey) Limited (“DARAG Guernsey” and, collectively, the “Reinsurers”). The Reinsurers and the Hallmark Insurers agreed to submit to binding arbitration a dispute regarding the rights and obligations of the parties under the LPT Contract. The Company established a receivable of $58.9 million pending a resolution of the matter. An interim binding arbitration award was declared by the arbitration panel on May 4, 2023. In accordance with GAAP, the Company recognized in the current reporting period a write-off to bad debt expense of $32.9 million of the receivable established by the Company. As of March 31, 2023, our consolidated balance sheet included $4.0 million of account receivable from DARAG related to cost incurred in which we contend we have right of reimbursement. A definitive binding award is expected to be forthcoming in the near future which may increase or decrease our total write-off.

On May 5, 2023 AM Best downgraded the Long-Term Issuer Credit Rating (Long-Term ICR) to “bb” (Fair) from “bbb-” (Good) and associated Long-Term Issue Ratings (Long-Term IRs) of the Hallmark insurance subsidiaries. Concurrently, AM Best  downgraded the Financial Strength Rating (FSR) to B++ (Good) from A- (Excellent) and the Long-Term ICRs to “bbb” (Good) from “a-” (Excellent). The B++ rating applied to AHIC, HIC, HSIC, HNIC and HCM. In addition, AM Best maintained the under review with negative implications status of all Credit Ratings (ratings).

On May 9, 2023 AM Best further downgraded, due to the outcome of the DARAG arbitration, the Long-Term ICR to “ccc-” (Weak) from “bb” (Fair) and associated Long-Term IRs of the Hallmark insurance subisidiares. Concurrently, AM Best further downgraded the  FSR to C++ (Marginal) from B++ (Good) and the Long-Term ICRs to “b+” (Marginal) from “bbb” (Good). The C++ rating applies to AHIC, HIC, HSIC, HNIC and HCM. A.M. Best has indicated a negative outlook for each of the ratings assigned to these insurance company subsidiaries.

On May 14, 2023 the Company submitted notice to AM Best to withdraw from AM Best’s interactive rating process.  We will be assigned a Non-Rating Designation of NR by AM Best, which are assigned to insurance companies that are not rated.

On May 5, 2023, the Company entered into an agreement  with an A.M. Best rated “A” insurance company to continue to write new business in circumstances that require an A.M. Best financial strength rating higher than our own. The cost structure of the remaining business is negatively impacted by the additional expense associated with the aforementioned agreement  Further, certain terms of the agreement are variable based on the amount of Company surplus. Such adjustments may cause the rated “A” insurance company to terminate the agreement or Hallmark to determine it is not in its best interest to continue to write new business pursuant to the agreement.  The Company could be obligated to incur minimum costs of $250,000 plus assessments and state premium taxes in the event it were to elect to discontinue writing new business pursuant to the agreement .

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.4 million and a fair value of $45.6 million as of March 31, 2023.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $56.0 million and a fair value of $35.9 million as of March 31, 2023. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

As of March 31, 2023, the Company maintained  a full valuation allowance of $39.0 million against its deferred tax assets because we determined that it is more likely than not that these assets will not be recoverable. If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity.  Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at March 31, 2023.

Reverse Stock Split

On November 29, 2022, we filed a Certificate of Change to our Articles of Incorporation to affect a reverse split of our issued and outstanding common stock on a one-for-ten reverse split of all issued and unissued shares of the Company.  The reverse stock split was effective on January 1, 2023. The Certificate of Change effected a one-for-ten reverse split of all issued and unissued shares of the Company’s common stock and adjusted the post-split par value of the common stock to $1.00 per share. As a result, the Company’s total authorized capital stock consists of 3,333,333 shares of common stock, $1.00 par value per share. No fractional shares were issued in connection with the reverse stock split and all fractions of a share were rounded up to the next whole share. The reverse stock split did not otherwise alter any of the voting powers, designations, preferences, limitations, restrictions, or relative rights of the capital stock of the Company. Accordingly, as required in accordance with U.S. GAAP, all common share and per share data are retrospectively restated to give effect of the Reverse Stock Split for all periods presented herein.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss impairment model. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have occurred during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down of the amortized cost. In situations where the estimate of credit loss on an available-for-sale debt security declines, entities will be able to record a reversal of the allowance to income in the current period, which was prohibited prior to the adoption of ASU 2016-13. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The standard also requires expanded disclosures related to credit losses and credit quality indicators. As a smaller reporting company, ASU 2016-13 is effective for fiscal years of the Company beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. Application of the standard to our applicable assets, including debt securities, cash, premium receivable, accounts receivable, reinsurance recoverables and prepaid expenses, did not have a material impact on our financial results. After consideration of risk and qualitative factors for each asset type in scope, an allowance for expected credit losses of $200 thousand was established in regards to reinsurance recoverables. See ‘Note 5. Investments” for a discussion regarding expected credit loss on our debt security assets. For determination of the  reinsurance recoverables expected credit loss allowance, our Company relies on external ratings of credit worthiness from A.M. Best and collectability of recorded amounts considering letters of credit pledged by reinsurance partners. The ratings at March 31, 2023 of our reinsurance recoverables not offset by our liabilities for amounts owed to reinsurers and pledged letters of credit are 96% rated A- or better, 1% rated B++ or B+ and 3% all other lower ratings.

3. Discontinued Operations Classification

On October 7, 2022 the Company consummated the sale of substantially all of its excess and surplus lines operations to Core Specialty Insurance Holdings, Inc. (“Core Specialty”) for $40.0 million cash consideration, plus an estimated $19.9 million consideration for the acquisition costs associated with certain net unearned premium reserves.  The Company retained the related loss and loss adjustment expenses (“LAE”) reserves of its excess and surplus lines businesses and will experience future cash outflows and change in estimates for these reserves until all claims have been settled. The transaction was comprised of substantially all of nine business units within the Company’s former Specialty Commercial Segment, certain related assets and liabilities, and the immediate transition to Core Specialty of approximately 200 employees who produce and support these lines of businesses. This transaction met the criteria for discontinued operations accounting. As a result, the results of operations for the affected excess and surplus lines are included in discontinued operations in our Consolidated Statement of Operations for all periods shown. The following table summarizes income (loss) from discontinued operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross premiums written	$104,454	$91,626
Ceded premiums written	(104,685)	(54,574)
Net premiums written	(231)	37,052
Change in unearned premiums	-	6,110
Net premiums earned	(231)	43,162

Commissions and fees	-	287
Other income	2,609	-

Total revenues	2,378	43,449

Losses and loss adjustment expenses	(346)	24,642
Operating expenses	2,620	7,950
Amortization of intangible assets	-	119

Total expenses	2,274	32,711

Income from discontinued operations before tax	104	10,738
Income tax expense from discontinued operations	-	2,280
Net income from discontinued operations	$104	$8,458

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$54,627	$—	$54,627
Corporate bonds	—	197,231	—	197,231
Corporate bank loans	—	54,015	—	54,015
Municipal bonds	—	32,844	—	32,844
Mortgage-backed	—	1,337	—	1,337
Total debt securities	—	340,054	—	340,054
Total equity securities	22,392	—	—	22,392
Total investments	$22,392	$340,054	$—	$362,446

	As of December 31, 2022
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$79,978	$—	$79,978
Corporate bonds	—	235,044	—	235,044
Corporate bank loans	—	75,183	—	75,183
Municipal bonds	—	35,018	—	35,018
Mortgage-backed	—	1,374	—	1,374
Total debt securities	—	426,597	—	426,597
Total equity securities	28,199	—	—	28,199
Total investments	$28,199	$426,597	$—	$454,796

There were no investments classified as Level 3 as of March 31, 2023 and 2022.

5. Investments

The amortized cost/carrying value and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of March 31, 2023
U.S. Treasury securities and obligations of U.S. Government	$54,876	$34	$(283)	$54,627
Corporate bonds	200,684	620	(4,073)	197,231
Corporate bank loans	54,584	7	(576)	54,015
Municipal bonds	33,086	58	(300)	32,844
Mortgage-backed	1,484	5	(152)	1,337
Total debt securities	344,714	724	(5,384)	340,054
Total equity securities	24,281	2,759	(4,648)	22,392
Total investments	$368,995	$3,483	$(10,032)	$362,446

As of December 31, 2022
U.S. Treasury securities and obligations of U.S. Government	$80,616	$9	$(647)	$79,978
Corporate bonds	240,185	625	(5,766)	235,044
Corporate bank loans	76,418	6	(1,241)	75,183
Municipal bonds	35,390	51	(423)	35,018
Mortgage-backed	1,510	6	(142)	1,374
Total debt securities	434,119	697	(8,219)	426,597
Total equity securities	30,058	3,981	(5,840)	28,199
Total investments	$464,177	$4,678	$(14,059)	$454,796

As of March 31, 2023, the Company had  investments in 52 issuers that represented more than 10% of stockholders’ equity. Of the investments in the 52 issuers, 94% was in debt securities with the remaining amount in equity securities. Of the debt securities invested in the 52 issuers, 89% was considered investment grade.

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
U.S. Treasury securities and obligations of U.S. Government	$(22)	$—
Corporate bonds	(1,117)	12
Corporate bank loans	(91)	5
Municipal bonds	(4)	—
Mortgage-backed	—	—
Equity securities	624	129
Other investments	—	—
(Loss) Gain on investments	(610)	146
Unrealized (losses) gains on equity securities	(30)	(95)
Investment (losses) gains, net	$(640)	$51

We realized gross gains on investments of $1.5 million and $152 thousand during the three months ended March 31, 2023 and 2022, respectively. We realized gross losses on investments of $2.1 million and $6 thousand for the three months ended March 31, 2023 and 2022, respectively. We recorded proceeds from the sale of investment securities of $50.4 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$15,545	$(18)	$24,728	$(265)	$40,273	$(283)
Corporate bonds	84,381	(1,618)	110,682	(2,455)	195,063	(4,073)
Corporate bank loans	17,061	(75)	38,331	(501)	55,392	(576)
Municipal bonds	4,554	(94)	6,097	(206)	10,651	(300)
Mortgage-backed	41	(1)	1,278	(151)	1,319	(152)
Total debt securities	121,582	(1,806)	181,116	(3,578)	302,698	(5,384)
Total equity securities	5,376	(1,061)	3,728	(3,587)	9,104	(4,648)
Total investments	$126,958	$(2,867)	$184,844	$(7,165)	$311,802	$(10,032)

	As of December 31, 2022
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$17,543	$(67)	$37,622	$(580)	$55,165	$(647)
Corporate bonds	232,722	(5,764)	99	(2)	232,821	(5,766)
Corporate bank loans	37,339	(678)	36,107	(563)	73,446	(1,241)
Municipal bonds	10,293	(383)	2,275	(40)	12,568	(423)
Mortgage-backed	1,348	(136)	7	(6)	1,355	(142)
Total debt securities	299,245	(7,028)	76,110	(1,191)	375,355	(8,219)
Total equity securities	8,118	(3,835)	3,211	(2,005)	11,329	(5,840)
Total investments	$307,363	$(10,863)	$79,321	$(3,196)	$386,684	$(14,059)

We had a total of 195 debt securities with an unrealized loss position, of which 91 were in an unrealized loss position for less than one year and 104 were in an unrealized loss position for a period of one year or greater, as of March 31, 2023.  We held a total of 228 debt securities with an unrealized loss, of which 181 were in an unrealized loss position for less than one year and 47 were in an unrealized loss position for a period of one year or greater, as of December 31, 2022. We consider these losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at March 31, 2023 and December 31, 2022 were due predominately to market and interest rate fluctuations and we see no other indications that the decline in values of these securities is other-than-temporary. Additionally, in accordance with ASU 2016-13,  the Company estimates what is expected to not be collectable over the remaining life of its debt securities by employing qualitative analysis, considering among other factors positions in unrealized losses without consideration of time spent in such position. The Company concluded that there is currently no expected credit loss allowance necessary.

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

We complete a detailed analysis each quarter to assess whether any decline in the fair value of any debt security below cost is deemed other-than-temporary. All debt securities with an unrealized loss are reviewed. We recognize an impairment loss when a debt security’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments and it is determined that the decline is other-than-temporary.  We did not recognize any impairment loss on debt securities during the three months ended March 31, 2023.  During the three months ended March 31, 2023 and 2022, we did not dispose of any previously impaired securities.

Debt Investments: We assess whether we intend to sell, or it is more likely than not that we will be required to sell, a fixed maturity investment before recovery of its amortized cost basis less any current period credit losses. For fixed maturity investments that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings through a credit loss allowance and is the difference between the investment’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the investment’s fair value and the present value of future expected cash flows is recognized in other comprehensive income.

Equity Investments: Equity investments that are not consolidated or accounted for under the equity method of accounting with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at March 31, 2023 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$174,859	$172,720
Due after one year through five years	139,088	137,135
Due after five years through ten years	23,022	22,807
Due after ten years	6,261	6,055
Mortgage-backed	1,484	1,337
	$344,714	$340,054

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments and reinsurers. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the interest earned on these securities. These securities had a carrying value of $39.4 million and $40.9 million at March 31, 2023 and December 31, 2022, respectively.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2023	2022
Balance at January 1	$880,869	$816,681
Less reinsurance recoverable	420,693	387,915
Net balance at January 1	460,176	428,766

Incurred related to:
Current year - continuing operations	26,209	28,961
Prior years - continuing operations	3,555	10,421
Continuing operations	29,764	39,382
Current year - discontinued operations	(219)	27,372
Prior years - discontinued operations	(127)	(2,730)
Discontinued operations	(346)	24,642
Total incurred from continuing and discontinued operations	29,418	64,024

Paid related to:
Current year - continuing operations	7,718	8,730
Prior years - continuing operations	40,137	37,114
Continuing operations	47,855	45,844
Current year - discontinued operations	1,330	4,027
Prior years - discontinued operations	32,114	25,099
Discontinued operations	33,444	29,126
Total paid from continuing and discontinued operations	81,299	74,970

Net balance at March 31	408,295	417,820
Plus reinsurance recoverable	427,608	380,518
Balance at March 31	$835,903	$798,338

The year to date impact from the unfavorable (favorable) net prior years’ loss development on each reporting segment and discontinued operations is presented below:

	Three Months Ended March 31,
	2023	2022
Commercial Lines Segment	$997	$(429)
Personal Lines Segment	523	1,573
Runoff Segment	2,035	9,277
Corporate	—	—
Total unfavorable (favorable) net prior year development	$3,555	$10,421

The following describes the primary factors behind each segment’s prior accident year reserve development for the three months ended March 31, 2023 and 2022:

Three months ended March 31, 2023:

●	Commercial Lines Segment. Our Commercial Accounts business unit overall experienced net unfavorable development primarily in accident years 2021 and 2022 from CAT related events offset, in part, by our Aviation business unit’s net favorable development of $0.3 million stemming from a 2019 accident year CAT related event. The run-off from our former Workers Compensation operating unit was relatively flat for the first quarter experiencing $0.1 million of net unfavorable development.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2021 and 2022 accident years due in part to rising inflationary trends, specifically loss costs, that the industry began experiencing in 2021.
●	Runoff Segment. Net unfavorable development in our Runoff lines of business is solely attributable to the binding commercial automobile liability line of business in the 2020 and prior accident years due in part to exceeding the aggregate limit of the loss portfolio transfer agreement covering accident years 2019 and prior entered into during 2020.

8. Share-Based Payment Arrangements

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 200,000 shares authorized for issuance under the 2015 LTIP.  As of March 31, 2023, restricted stock units representing the right to receive up to 94,547 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock options outstanding under the 2015 LTIP as of March 31, 2023.

Stock Options:

There were no stock options outstanding at any point during the three months ended March 31, 2023 or 2022.  There were no stock options granted, exercised or forfeited during the three months ended March 31, 2023 or 2022, respectively.  As of March 31, 2023, there was no unrecognized compensation cost related to non-vested stock options.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2019, 2021 and 2022 was $181.00, $42.10 and $36.20 per unit, respectively.  We incurred compensation expense of $97 thousand and $62 thousand related to restricted stock units during the three months ended March 31, 2023 and 2022, respectively. We recorded income tax benefit of $20 thousand and $13 thousand related to restricted stock units during the three months ended March 31, 2023 and 2022, respectively.

The following table details the status of our restricted stock units as of and for the three months ended March 31, 2023 and 2022.

	Number of Restricted Stock Units
	2023	2022
Nonvested at January 1	69,316	58,169
Granted	—	831
Vested	—	(1,795)
Forfeited	(6,285)	(5,993)
Nonvested at March 31	63,031	51,212

As of March 31, 2023, there was $1.6 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $0.8 million of compensation cost related to unvested restricted stock units, of which $0.3 million is expected to be recognized during the remainder of 2023, $0.3 million in 2024, $0.4 million in 2024, $0.1 million in 2026 and $0.1 million in 2027.

9. Segment Information

The following is business segment information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues
Commercial Lines Segment	$21,626	$18,280
Personal Lines Segment	14,436	16,532
Runoff Segment	14	5,501
Corporate	3,755	1,910
Consolidated	$39,831	$42,223

Depreciation and Amortization Expense
Commercial Lines Segment	$161	$121
Personal Lines Segment	59	82
Runoff Segment	5	57
Corporate	170	172
Consolidated	$395	$432

Interest Expense
Commercial Lines Segment	$—	$—
Personal Lines Segment	—	—
Runoff Segment	—	—
Corporate	1,898	1,264
Consolidated	$1,898	$1,264

Tax Expense (Benefit)
Commercial Lines Segment	$11	$(136)
Personal Lines Segment	(24)	(281)
Runoff Segment	(499)	(2,149)
Corporate	(22)	(614)
Consolidated	$(534)	$(3,180)

Pre-tax income (loss)
Commercial Lines Segment	$826	$(636)
Personal Lines Segment	(1,775)	(1,313)
Runoff Segment*	(37,195)	(10,038)
Corporate	(1,636)	(2,870)
Consolidated	$(39,780)	$(14,857)

*The pre-tax loss for the Runoff Segment for the three months ended March 31, 2023 includes a $32.9 million write-off to bad debt expense related to the DARAG interim binding arbitration ruling.

The following presents additional business segment information as of the dates indicated (in thousands):

	March 31,	December 31,
Assets:	2023	2022
Commercial Lines Segment	$212,468	$219,636
Personal Lines Segment	87,300	110,807
Runoff Segment	218,286	349,850
Corporate	952,211	856,409
Consolidated	$1,470,265	$1,536,702

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of March 31, 2023 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table shows earned premiums ceded and reinsurance loss recoveries for continuing operations by period (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Ceded earned premiums	$15,345	$16,783
Reinsurance recoveries	$9,017	$33,730

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

The Reinsurers and the Hallmark Insurers submitted to binding arbitration a dispute that arose regarding the rights and obligations of the parties under the LPT Contract. An interim binding arbitration award was declared by the arbitration panel on May 4, 2023 (See Note 2, “Basis of Presentation – Subsequent Events”). A definitive binding award is expected to be forthcoming in the near future. In accordance with GAAP, the Company recognized in the current reporting period a write-off to bad debt expense of $32.9 million of the receivable established by the Company. As of March 31, 2023, our consolidated balance sheet included $4.0 million of account receivable from DARAG related to cost incurred in which we contend we have right of reimbursement.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at March 31, 2023	8.12%	7.77%

12. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities.  The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 81.7% as of March 31, 2023.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity for continuing operations by period reported in operating expenses (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Deferred	$(4,217)	$(24,505)
Amortized	2,808	24,323
Net	$(1,409)	$(182)

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Weighted average shares - basic	1,818	1,817
Effect of dilutive securities	—	—
Weighted average shares - assuming dilution	1,818	1,817

We had no shares of common stock potentially issuable upon exercise of employee stock options for the three months ended March 31, 2023 and 2022.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest cost	$111	$75
Amortization of net loss	31	27
Expected return on plan assets	(149)	(191)
Net periodic pension cost	$(7)	$(89)
Contributed amount	$—	$—

16. Income Taxes

Our effective income tax rate for the three months ended March 31, 2023 and 2022 was 1.3% and 21.8%, respectively.  During the three months ended March 31, 2023 we recorded a full valuation allowance of $39.0 million against our net deferred tax assets primarily due to recent net losses, including the current period net loss. (See Note 2).   The effective rate for the three months ended March  31, 2022 varied from the statutory tax rates primarily due to tax exempt interest income.

17. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of March 31,
	2023	2022

Cash and cash equivalents	$105,458	$183,377
Restricted cash	9,108	4,239
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$114,566	$187,616

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer and amounts pledged for the benefit of various state insurance departments.

The following table provides supplemental cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Interest paid	$1,596	$1,577

Income taxes paid (recovered)	$(4)	$4,536

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$11,563	$1,209

Payable for securities related to investment purchases	$979	$2,374

18. Commitments and Contingencies

The Reinsurers and the Hallmark Insurers submitted to binding arbitration a dispute that arose regarding the rights and obligations of the parties under the LPT Contract.  (See Note 10.)  An interim binding arbitration award was declared by the arbitration panel on May 4, 2023 (See Note 2, “Basis of Presentation – Subsequent Events”). A definitive binding award is expected to be forthcoming in the near future. In accordance with GAAP, the Company  recognized in the current reporting period a write-off to bad debt expense of $32.9 million of the receivable established by the Company. As of March 31, 2023, our consolidated balance sheet included $4.0 million of account receivable from DARAG related to cost incurred in which we contend we have right of reimbursement.

As of March 31, 2023 we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during the first three months of 2023 or 2022.

19. Changes in Accumulated Other Comprehensive (Loss) Income Balances

The changes in accumulated other comprehensive (loss) income balances as of March 31, 2023 and 2022 were as follows (in thousands):

	Pension		Accumulated Other
	Asset	Unrealized	Comprehensive
	(Liability)	Gains (Loss)	Income (Loss)
Balance at January 1, 2022	$(2,641)	$1,606	$(1,035)
Other comprehensive loss:
Change in net actuarial loss decrease	27	—	27
Tax effect on change in net actuarial loss decrease	(6)	—	(6)
Unrealized holding gains arising during the period	—	(3,081)	(3,081)
Tax effect on unrealized gains arising during the period	—	647	647
Reclassification adjustment for gains included in net realized gains	—	(146)	(146)
Tax effect on reclassification adjustment for gains included in income tax expense	—	31	31
Other comprehensive loss, net of tax	21	(2,549)	(2,528)
Balance at March 31, 2022	$(2,620)	$(943)	$(3,563)

Balance at January 1, 2023	$(2,656)	$(5,836)	$(8,492)
Other comprehensive loss:
Change in net actuarial loss increase	31	—	31
Tax effect on change in net actuarial loss increase	(7)	—	(7)
Unrealized holding gains arising during the period	—	2,863	2,863
Tax effect on unrealized gains arising during the period	—	(601)	(601)
Other comprehensive loss, net of tax	24	2,262	2,286
Balance at March 31, 2023	$(2,632)	$(3,574)	$(6,206)

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 12 years, some of which include options to extend the leases. The components of lease expense and other lease information as of and during the three month periods ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Operating lease cost	$539	$673

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$427	$547

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Other lease information as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31,		December 31,
	2023		2022

Operating lease right-of-use assets		$11,227		$12,481

Operating lease liabilities		$13,429		$14,759

Weighted-average remaining lease term - operating leases		10.6		10.5

Weighted-average discount rate - operating leases		6.25%		6.23%

No short-term lease payments were excluded in our lease liability during the three months ended March 31, 2023.

Future minimum lease payments under non-cancellable leases as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022

2023	$1,464	$2,224
2024	2,079	2,421
2025	2,185	2,537
2026	2,134	2,497
2027	2,171	2,171
Thereafter	13,597	13,597
Total future minimum lease payments	$23,630	$25,447

Less imputed interest	$(10,201)	$(10,688)
Total operating lease liability	$13,429	$14,759

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

Results of Operations

Management overview. During the three months ended March 31, 2023, our total revenue from continuing operations was $39.8 million, representing a decrease of 6% from the $42.2 million in total revenue from continuing operations for the same period of 2022. During the three months ended March 31, 2023, we reported a pre-tax loss from continuing operations of $39.8 million, as compared to a pre-tax loss from continuing operations of $14.9 million reported during the same period the prior year.

The decrease in revenue from continuing operations for the three months ended March 31, 2023 compared to the same period of the prior year was primarily due to lower net premiums earned of $4.0 million, higher net investment losses of $0.7 million, and lower finance charges of $0.2 million, partially offset by $2.5 million higher net investment income.

The deterioration in pre-tax loss from continuing operations for the three months ended March 31, 2023 compared to the same period of the prior year is due to the decreased revenue discussed above, higher operating expenses from continuing operations of $31.5 million and higher interest expense of $0.6 million offset, in part, by decreased losses and loss adjustment expenses (“LAE”) from continuing operations of $9.6 million. The increase in operating expenses from continuing operations is solely  due to the write-off of a receivable from a reinsurer of $32.9 million as a result of the interim binding arbitration decision on May 5, 2023, (see Note 2, “Basis of Presentation – Subsequent Events”). The decrease in losses and LAE from continuing operations as compared to the same period of the prior year was due to a decline of $6.9 million of unfavorable prior year loss reserve development and lower non-CAT current accident year incurred of $4.3 million offset, in part, by an increase in current accident year CAT related incurred of $1.6 million. Our Runoff Segment was the primary driver for the first quarter comparative decline in both the prior year loss reserve development and  non-CAT current accident year incurred losses and LAE from continuing operations with decreases of  $7.2 million and $3.7 million, respectively. Our Commercial Accounts operation solely accounts for the first quarter comparative increase of $1.6 million in current accident year CAT related incurred losses and LAE from continuing operations. Interest expense increased $0.6 million compared to the same period the prior year due to the rising interest rate environment of 2023.

We reported a net loss from continuing operations of $39.2 million for the three months ended March 31, 2023 as compared to a net loss from continuing operations of $11.7 million for the same period in 2022.  On a diluted basis per share, we reported net loss from continuing operations of $21.59 per share for the three months ended March 31, 2023, compared to a net loss from continuing operations of $6.43 per share for the same period in 2022.

We reported a net loss of $39.1 million for the three months ended March 31, 2023 as compared to a net loss of $3.2 million for the same period in 2022.  The net loss/income for the three months ended March 31, 2023 and 2022 was the result of the net loss from continuing operations partially or wholly offset by net income from discontinued operations of $0.1 million and $8.5 million, respectively.  On a diluted basis per share, we reported a net loss of $21.53 per share for the three months ended March 31, 2023, compared to net loss of $1.77 per share for the same period in 2022.

Our effective tax rate was 1.3% for the first three months of 2023 compared to 21.8% for the same period in 2022.  Due to recent net losses, we recorded an additional valuation allowance of $7.8 million during the first three months of 2023 against our current period tax benefit.  During the comparable period ended March 31, 2022, we did not record any valuation allowance against our tax benefit.

First Quarter 2023 as Compared to First Quarter 2022

The following is additional business segment information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	Commercial Lines		Personal Lines
	Segment		Segment		Runoff Segment		Corporate		Consolidated
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross premiums written	$43,345	$38,071	$13,652	$16,832	$175	$4,430	$—	$—	$57,172	$59,333
Ceded premiums written	(14,489)	(17,743)	(133)	(76)	(169)	(245)	—	—	(14,791)	(18,064)
Net premiums written	28,856	20,328	13,519	16,756	6	4,185	—	—	42,381	41,269
Change in unearned premiums	(7,246)	(2,073)	138	(1,197)	7	1,316	—	—	(7,101)	(1,954)
Net premiums earned	21,610	18,255	13,657	15,559	13	5,501	—	—	35,280	39,315

Total revenues	21,626	18,280	14,436	16,532	14	5,501	3,755	1,910	39,831	42,223

Losses and loss adjustment expenses	15,617	12,912	11,169	12,579	2,978	13,891	—	—	29,764	39,382

Pre-tax income (loss)	$826	$(636)	$(1,775)	$(1,313)	$(37,195)	$(10,038)	$(1,636)	$(2,870)	$(39,780)	$(14,857)

Net loss ratio (1)	72.3%	70.7%	81.8%	80.8%	N/A (2)%	252.5%			84.4%	100.2%
Net expense ratio (1)	25.4%	33.9%	33.2%	29.0%	N/A (2)%	31.5%			131.3%	36.7%
Net combined ratio (1)	97.7%	104.6%	115.0%	109.8%	N/A (2)%	284.0%			215.7%	136.9%

Net Unfavorable (Favorable) Prior Year Development	$997	$(429)	$523	$1,573	$2,035	$9,277			$3,555	$10,421

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.
(2)	N/A - our Runoff Segment has reached a point of maturity that earned premium is minimal and renders any ratios no longer meaningful

Commercial Lines Segment

Gross premiums written for the Commercial Lines Segment were $43.3 million for the three months ended March 31, 2023, which was $5.3 million more than the $38.0 million reported for the same period in 2022.  Net premiums written were $28.9 million for the three months ended March 31, 2023 as compared to $20.4 million for the same period in 2022, an increase of $8.5 million.  The increase in the gross and net premiums written was due to higher premium production in both our Commercial Accounts business unit and Aviation business unit.

Total revenue for the Commercial Lines Segment of $21.6 million for the three months ended March 31, 2023, was $3.3 million more than the $18.3 million reported for the same period in 2022. This increase in total revenue was entirely due to higher net premiums earned of $3.3 million for the three months ended March 31, 2023 as compared to the same period of 2022.

The Commercial Lines Segment reported pre-tax income of $0.8 million for the three months ended March 31, 2023 as compared to a pre-tax loss of $0.6 million for the same period of 2022.  The improved pre-tax result was due to higher net earned premium as discussed above of $3.3 million coupled with lower operating expense of $0.8 million offset, in part, by higher losses and LAE of $2.7 million. Improved operating expenses were primarily the result of lower salary and related expenses during the three months ended March 31, 2023 as compared to the same period the prior year.

The Commercial Lines Segment reported a net loss ratio of 72.3% for the three months ended March 31, 2023 as compared to 70.7% for the same period of 2022.  The gross loss ratio before reinsurance for the three months ended March 31, 2023 was 65.0% as compared to 55.8% reported for the same period of 2022.  The increase in the gross  loss ratio was due primarily to decreased favorable net loss reserve development coupled with an increase in current accident year catastrophe  losses during the three months ended March 31, 2023. The higher net loss ratio during the three months ended March 31, 2023 as compared to the same period the prior year.was driven by the same factors affecting the gross loss ratio discussed above. The Commercial Lines Segment reported unfavorable net loss reserve development of $1.0 million during the three months ended March 31, 2023 as compared to $0.4 million favorable net loss reserved development during the same period of 2022. Additionally, during the three months ended March 31, 2023, $1.6 million of current accident year catastrophe  losses were incurred as compared to $0.2 million for the same period of 2022. The Commercial Lines Segment reported a net expense ratio of 25.4% for the first quarter of 2023 as compared to 32.3% for the same period of 2022.  The decrease in the net expense ratio was due to lower operating expenses and higher net premiums earned as discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $13.7 million for the three months ended March 31, 2023 as compared to $16.9 million for the same period in the prior year.  Net premiums written for the Personal Segment were $13.5 million in the first quarter of 2023, which was a decrease of $3.3 million from the $16.8 million reported for the first quarter of 2022.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $14.4 million for the first quarter of 2022 as compared to $16.5 million for the same period in 2022.  The decrease in revenue was primarily due to lower net premiums earned of $1.9 million and lower finance charges of $0.2 million during the third quarter of 2022 as compared to the same period during 2022.

Pre-tax loss for the Personal Segment was $1.8 million for the three months ended March 31, 2023 as compared to a pre-tax loss of $1.3 million for the same period of 2022.  Lower losses and LAE and lower operating expense of $1.4 million and $0.2 million respectively, partially offset the decreased revenue discussed above for the three months ended March 31, 2023 as compared to the same period during 2022.

The Personal Segment reported a net loss ratio of 81.8% for the three months ended March 31, 2023 as compared to 80.8% for the same period of 2022.  The gross loss ratio before reinsurance was 81.1% for both the three months ended March 31, 2023 and 2022.  The Personal Segment reported $0.5 million of unfavorable prior year loss reserve development for the first quarter of 2023 as compared to $1.6 million report for the same period the prior year.  The Personal Segment reported a net expense ratio of 33.2% for the first quarter of 2023 as compared to 27.9% for the same period of 2022.  The increase in the expense ratio was due primarily to lower net premiums earned.

Runoff Segment

Gross premiums written for the Runoff Segment were $0.2 million for the three months ended March 31, 2023, which was $4.3 million less than the $4.5 million reported for the same period of 2022.  Net premiums written were $6 thousand for the three months ended March 31, 2023 as compared to $4.2 million for the same period of 2022.  The decrease in gross premiums written and net premiums written reflect the stage of maturity of our decision in prior periods to halt our senior care facilities business as well as certain  specialty programs.

The $14 thousand of total revenue for the three months ended March 31, 2023 was $5.5 million less than the $5.5 million reported by the Runoff Segment for the same period in 2022.  This decline in revenue is due to the lower net premiums earned for reasons previously discussed above regarding written premium.

The Runoff Segment reported a pre-tax loss of $37.2 million for the first quarter of 2023 as compared to pre-tax loss of $10.1 million reported for the same period in 2022.  The decline in pre-tax results was primarily the result of the lower total revenue discussed above and higher operating expense of $32.6 million offset, in part by lower losses and LAE of $10.4 million during the three months ended March 31, 2023 as compared to the same period during 2022.  The higher operating expense is solely due to the  write-off of a receivable from a reinsurer (See Note 2, “Basis of Presentation – Subsequent Events”). The Runoff Segment reported lower net losses and LAE for the quarter ended March 31, 2023 compared to the same period of the prior year primarily as the result of declining unfavorable net prior year development recognition of $7.2 million, of which $4.9 million was from the binding auto business, $1.5 million was from the senior care facilities business and $0.8 million was from certain specialty programs. The remaining decrease in losses and LAE for the three months ended March 31, 2023 as compared to the same period during 2022 stems from the declining number of policies in force.

Corporate

Total revenue for Corporate increased by $1.9 million for the three months ended March 31, 2023 as compared to the same period the prior year primarily as a result of a $2.5 million increase in net investment income offset in part by realized losses on investments of $0.6 million.  Corporate pre-tax loss was $1.6 million for the three months ended March 31, 2023 as compared to a pre-tax loss of $2.9 million for the same period of 2022.  The improvement in pre-tax results for the first quarter of 2023 was primarily due to the increase in revenue previously discussed above partially offset by higher interest expense of $0.6 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of March 31, 2023, Hallmark and its non-insurance company subsidiaries had $38.9 million in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $66.6 million of unrestricted cash and cash equivalents, as well as $340.1 million in debt securities with an average modified duration of 0.7 years. Accordingly, we do not anticipate selling long-term debt instruments to meet liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12 month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2023, any dividends paid to Hallmark will require prior regulatory approval from the state regulators. As a county mutual insurance company, dividends from HCM are payable to policyholders. During the first three months of 2023 and 2022, our insurance subsidiaries paid no dividends to Hallmark, respectively. During the first three months of 2023 and 2022 our insurance subsidiaries paid $4.5 million and $3.0 million in management fees to Hallmark, respectively.

As of December 31, 2022, the adjusted capital under the risk-based capital calculation of five of our insurance company subsidiaries exceeded the minimum requirements. The risk-based capital level of AHIC triggered a Company Action Level event under the NAIC standard under the trend test as the RBC level was between 200% and 300% and the combined ratio exceeded 120%. As a result, AHIC submitted a risk-based capital plan to the Texas Insurance Department (TDI) in April 2023 including identifying the conditions which contributed to the Company Action Level Event, proposals of corrective actions and four year financial projections. Due to the outcome of the DARAG arbitration the Company has submitted a revised risk-based capital plan to TDI. Upon review of the plan, TDI  may accept the plan or require further amendments to the plan.

Comparison of March 31, 2023 to December 31, 2022

On a consolidated basis, our cash (excluding restricted cash) and investments at March 31, 2023 were $467.9 million compared to $513.9 million at December 31, 2022. The primary reason for this decrease in unrestricted cash and investments was cash used by operations, offset in part from sales and maturities of investment securities.

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

During the three months ended March 31, 2023, our cash flow used by operations was $58.9 million compared to cash flow used by operations of $62.0 million during the same period the prior year. The improvement in cash flow used in operations was driven primarily by a decrease in net paid claims, higher collected investment income, higher collected premiums net of reinsurance, partially offset by increased paid operating expenses due to the partial write-off of the receivable from DARAG and lower federal income taxes recovered during the three months ended March 31, 2023.

Net cash provided by investing activities during the first three months of 2023 was $84.8 million as compared to net cash used in investing activities of $107.1 million during the first three months of 2022. The net cash provided by investing activities during the first three months of 2023 as compared to the same period of 2022 was primarily comprised of a decrease of $152.6 million in purchases of debt and equity securities, an increase of $38.9 million in maturities, sales and redemptions of investment securities and a $0.4 million decrease in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first three months of 2023 or 2022.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibits payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 81.7% as of March 31, 2023.

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

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at March 31, 2023	8.12%	7.77%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting company.

Item 4. Controls and Procedures.

Management determined that a material weakness in internal control over financial reporting existed at December 31, 2022, due to the existence of the following identified deficiency; a lack of sufficient accounting personnel to allow for the timely and accurate review of account reconciliations (the "Identified Material Weaknesses"). As a result, the Company has taken the following remedial actions during the first quarter of 2023 to address these Identified Material Weaknesses:

●	Responsibilities of existing staff have been modified to address the Identified Material Weakness; and
●	Additional staff has been hired who will be dedicated to the processes involving the Identified Material Weakness.

In light of these continuing remedial efforts, our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures and have concluded that, as of March 31, 2023, the end of the period covered by this report, such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported.

In addition to these remedial efforts, our management routinely evaluates and monitors our internal controls over financial reporting as it relates to timely and accurate account reconciliations to enable management to prepare our financial statements under US GAAP, meet the requirements of our independent auditors, and remain in compliance with the SEC reporting requirements.

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

The Reinsurers and the Hallmark Insurers agreed to submit to binding arbitration a dispute that arose regarding the rights and obligations of the parties under the LPT Contract.  An interim binding arbitration award was declared by the arbitration panel on May 4, 2023 (See Note 2, “Basis of Presentation – Subsequent Events”). A definitive binding award is expected to be forthcoming in the near future. In accordance with GAAP, the Company  recognized in the current reporting period a write-off to bad debt expense of $32.9 million of the receivable established by the Company. As of March 31, 2023, our consolidated balance sheet included $4.0 million of account receivable from DARAG related to cost incurred in which we contend we have right of reimbursement.

As of March 31, 2023 we were engaged in various other legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

Item 1A.  Risk Factors.

The recent downgade of our financial strength ratings could negatively impact our ability to compete successfully.

On May 5, 2023 AM Best downgraded the Long-Term ICR to “bb” (Fair) from “bbb-” (Good) and associated Long-Term IRs of the Hallmark insurance subsidiaries. Concurrently, AM Best downgraded the Financial Strength Rating (FSR) to B++ (Good) from A- (Excellent) and the Long-Term ICRs to “bbb” (Good) from “a-” (Excellent). The B++ rating applied to AHIC, HIC, HSIC, HNIC and HCM. In addition, AM Best maintained the under review with negative implications status of all Credit Ratings (ratings).

On May 9, 2023 AM Best further downgraded, due to the outcome of the DARAG arbitration, the Long-Term ICR to “ccc-” (Weak) from “bb” (Fair) and associated Long-Term IRs of the Hallmark insurance subisidiares. Concurrently, AM Best further downgraded the FSR to C++ (Marginal) from B++ (Good) and the Long-Term ICRs to “b+” (Marginal) from “bbb” (Good). The C++ rating applies to AHIC, HIC, HSIC, HNIC and HCM. A.M. Best has indicated a negative outlook for each of the ratings assigned to these insurance company subsidiaries.

On May 5, 2023 the Company entered into an agreement with an A.M. Best rated “A” insurance company to continue to write new business in circumstances that require an A.M. Best financial strength rating higher than our own. The cost structure of the remaining business is negatively impacted by the additional expense associated with the aforementioned agreement.

Further, certain terms of the agreement are variable based on the amount of Company surplus. Such adjustments may cause the rated “A” insurance company to terminate the agreement or Hallmark to determine it is not in its best interest to continue to write new business pursuant to the agreement. The Company could be obligated to incur minimum costs of $250,000 plus assessments and state premium taxes in the event it were to elect to discontinue writing new business pursuant to the agreement.

In addition, lenders and reinsurers also use our A.M. Best ratings as a factor in deciding whether to transact business with us. The recent downgrade of our insurance company subsidiaries to their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest on any future borrowings or reinsurance costs on future transactions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended March 31, 2023.

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

3.3

Certificate of Change Pursuant to NRS 78.209 of Hallmark Financial Services, Inc, filed November 29, 2022, to become effective January 1, 2023 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed on December 5, 2022).

4.1	Description of registrant’s securities (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K filed March 28, 2023).

4.2	Specimen certificate for common stock, $1.00 par value, of the registrant (incorporated by reference to Exhibit 4.2 of the registrant’s Form 10-K filed on March 28, 2023).

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

31(a)+	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31(b)+	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32(a)+	Certification of principal executive officer Pursuant to 18 U.S.C. § 1350.

32(b)+	Certification of principal financial officer Pursuant to 18 U.S.C. § 1350.

101 INS+	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 301 2023 and 2022, (iv) Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: May 15, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Executive Officer (principal executive officer)

Date: May 15, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)