Form 10-Q
period 2023-06-30
HALLMARK FINANCIAL SERVICES INC
filed 2023-08-14
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $1.00 per share –1,818,482 shares outstanding as of August 14, 2023.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $299,544 in 2023 and $434,119 in 2022; allowance for expected credit losses of $0 in 2023)	$295,761	$426,597
Equity securities (cost; $24,284 in 2023 and $30,058 in 2022)	22,763	28,199
Total investments	318,524	454,796
Cash and cash equivalents	150,528	59,133
Restricted cash	14,781	29,486
Ceded unearned premiums	86,661	237,086
Premiums receivable	49,506	78,355
Accounts receivable	1,076	10,859
Receivable from reinsurer	—	58,882
Receivable for securities	476	945
Reinsurance recoverable (net of allowance for expected credit losses of $200 in 2023)	593,635	578,424
Deferred policy acquisition costs	9,858	8
Federal income tax recoverable	—	2,668
Prepaid pension assets	239	163
Prepaid expenses	1,878	1,508
Other assets	22,186	24,389
Total assets	$1,249,348	$1,536,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $599 in 2023 and $648 in 2022)	49,401	49,352
Subordinated debt securities (less unamortized debt issuance cost of $666 in 2023 and $691 in 2022)	56,036	56,011
Reserves for unpaid losses and loss adjustment expenses	784,846	880,869
Unearned premiums	156,394	292,691
Reinsurance payable	111,176	128,950
Federal income tax payable	464	—
Accounts payable and other accrued expenses	78,646	68,535
Total liabilities	$1,236,963	$1,476,408
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $1.00 par value, authorized 3,333,333 shares; issued 2,087,283 shares in 2023 and 2022	2,087	2,087
Additional paid-in capital	124,879	124,740
Retained (deficit) earnings	(84,458)	(33,407)
Accumulated other comprehensive loss	(5,489)	(8,492)
Treasury stock (268,801 shares in 2023 and 2022), at cost	(24,634)	(24,634)
Total stockholders’ equity	$12,385	$60,294
Total liabilities and stockholders’ equity	$1,249,348	$1,536,702

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross premiums written	$54,511	$56,004	$111,683	$115,337
Ceded premiums written	(10,636)	(18,566)	(25,427)	(36,630)
Net premiums written	43,875	37,438	86,256	78,707
Change in unearned premiums	(7,028)	(401)	(14,129)	(2,355)
Net premiums earned	36,847	37,037	72,127	76,352

Investment income, net of expenses	4,019	3,120	8,361	4,979
Investment gains (losses), net	248	(3,994)	(392)	(3,943)
Finance charges	732	980	1,511	1,963
Other income	64	14	134	29
Total revenues	41,910	37,157	81,741	79,380

Losses and loss adjustment expenses	36,752	72,646	66,516	112,028
Operating expenses	21,138	17,723	69,087	34,150
Interest expense	1,938	1,366	3,836	2,630
Amortization of intangible assets	—	7	—	14
Total expenses	59,828	91,742	139,439	148,822

Loss from continuing operations before tax	(17,918)	(54,585)	(57,698)	(69,442)
Income tax (benefit) expense from continuing operations	(133)	12,450	(667)	9,270
Net loss from continuing operations	(17,785)	(67,035)	(57,031)	(78,712)

Discontinued Operations:
Total pretax income (loss) from discontinued operations	$5,876	$(2,965)	$5,980	$7,773
Income tax expense (benefit) from discontinued operations	—	(583)	—	1,697
Net income (loss) from discontinued operations	$5,876	$(2,382)	$5,980	$6,076

Net loss	$(11,909)	$(69,417)	$(51,051)	$(72,636)

Net (loss) income per share basic:
Net loss from continuing operations	$(9.78)	$(36.85)	$(31.37)	$(43.30)
Net income (loss) from discontinued operations	3.23	(1.31)	3.29	3.35
Basic net loss per share	$(6.55)	$(38.16)	$(28.08)	$(39.95)

Net (loss) income per share diluted:
Net loss from continuing operations	$(9.78)	$(36.85)	$(31.37)	$(43.30)
Net income (loss) from discontinued operations	3.23	(1.31)	3.29	3.35
Diluted net loss per share	$(6.55)	$(38.16)	$(28.08)	$(39.95)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income	$(11,909)	$(69,417)	$(51,051)	$(72,636)
Other comprehensive (loss) income:
Change in net actuarial loss decrease (increase)	31	27	62	54
Tax effect on change in net actuarial (gain) loss	(6)	(6)	(13)	(12)
Unrealized holding gains (losses) arising during the period	(467)	(5,745)	2,396	(8,826)
Tax effect on unrealized holding (losses) gains arising during the period	98	1,206	(503)	1,853
Reclassification adjustment for gains included in net loss	1,343	123	1,343	(23)
Tax effect on reclassification adjustment for gains included in net loss	(282)	(26)	(282)	5
Other comprehensive (loss) income, net of tax	717	(4,421)	3,003	(6,949)
Comprehensive (loss)	$(11,192)	$(73,838)	$(48,048)	$(79,585)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common Stock
Balance, beginning of period	$2,087	$2,087	$2,087	$2,087

Balance, end of period	2,087	2,087	2,087	2,087

Additional Paid-In Capital
Balance, beginning of period	124,837	124,411	124,740	124,514
Equity based compensation	42	374	139	436
Shares issued under employee benefit plans	—	51	—	(114)
Balance, end of period	124,879	124,836	124,879	124,836

Retained (Deficit) Earnings
Balance, beginning of period	(72,549)	71,484	(33,407)	74,703
Net loss	(11,909)	(69,417)	(51,051)	(72,636)
Balance, end of period	(84,458)	2,067	(84,458)	2,067

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(6,206)	(3,563)	(8,492)	(1,035)
Additional minimum pension liability, net of tax	25	21	49	42
Unrealized holding gains (losses) arising during period, net of tax	(369)	(4,539)	1,893	(6,973)
Reclassification adjustment for (gains) losses included in net income, net of tax	1,061	97	1,061	(18)
Balance, end of period	(5,489)	(7,984)	(5,489)	(7,984)

Treasury Stock
Balance, beginning of period	(24,634)	(24,583)	(24,634)	(24,748)
Shares issued under employee benefit plans	—	(51)	—	114
Balance, end of period	(24,634)	(24,634)	(24,634)	(24,634)

Total Stockholders' Equity	$12,385	$96,372	$12,385	$96,372

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(51,051)	$(72,636)

Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	(5,980)	(6,076)
Depreciation and amortization expense	819	910
Deferred federal income tax (benefit) expense	(798)	10,754
Investment losses (gains), net	392	3,943
Share-based payments expense	139	436
Change in ceded unearned premiums	150,425	(2,231)
Change in premiums receivable	28,849	(9,373)
Change in accounts receivable	9,783	2,501
Change in receivable from reinsurer	58,882	(38,645)
Change in deferred policy acquisition costs	(9,850)	1,493
Change in reserves for losses and loss adjustment expenses	(96,023)	31,526
Change in unearned premiums	(136,297)	4,587
Change in reinsurance recoverable	(15,211)	27,007
Change in reinsurance balances	(17,774)	(53,442)
Change in federal income tax recoverable	3,132	15,311
Change in all other liabilities	10,110	4,590
Change in all other assets	1,505	(2,727)
Net cash used in operating activities- continuing operations	(68,948)	(82,072)
Net cash provided by operating activities- discontinued operations	5,980	3,766
Net cash used in operating activities	(62,968)	(78,306)
Cash flows from investing activities:
Purchases of property and equipment	(649)	(1,845)
Purchases of investment securities	(15,174)	(270,217)
Maturities, sales and redemptions of investment securities	155,481	110,917
Net cash provided by (used in)investing activities	139,658	(161,145)
Increase (decrease) in cash and cash equivalents and restricted cash	76,690	(239,451)
Cash and cash equivalents and restricted cash at beginning of period	88,619	356,677
Cash and cash equivalents and restricted cash at end of period	$165,309	$117,226

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. General

Hallmark Financial Services, Inc. (“Hallmark” and, together with subsidiaries, the “Company”, “we”, “us” or “our”) is an insurance holding company that, through its subsidiaries, engages in the sale of property/casualty insurance products to businesses and individuals. Our business involves marketing, distributing, underwriting and servicing our insurance products, as well as providing other insurance related services.  We market, distribute, underwrite and service our property/casualty insurance products primarily through business units organized by products and distribution channels. Our business units are supported by our insurance company subsidiaries.

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

The interim financial data as of June 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim financial data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

Subsequent Event

Due to the Maui, Hawaii wildfires on August 9, 2023, we preliminarily estimate our net loss exposure to be $7.5 million plus additional cost in the form of reinstatement premiums to restore any necessary reinsurance layers. The net loss and any additional cost incurred will be recognized in our third quarter 2023 financial statements.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.4 million and a fair value of $44.9 million as of June 30, 2023.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $56.0 million and a fair value of $35.4 million as of June 30, 2023. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

As of June 30, 2023, the Company maintained a full valuation allowance of $41.4 million against its deferred tax assets because we determined that it is more likely than not that these assets will not be recoverable. If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity.  Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at June 30, 2023.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss impairment model. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that occur during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down of the amortized cost. In situations where the estimate of credit loss on an available-for-sale debt security declines, we are able to record a reversal of the allowance to income in the current period, which was prohibited prior to the adoption of ASU 2016-13. The expected loss approach requires us to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The standard also requires expanded disclosures related to credit losses and credit quality indicators. As a smaller reporting company, ASU 2016-13 is effective for fiscal years of the Company beginning after December 15, 2022, including interim periods within those fiscal years and accordingly we adopted ASU 2016-13 effective with our March 31, 2023 interim reporting. ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. Application of the standard to our applicable assets, including debt securities, cash, premium receivable, accounts receivable, reinsurance recoverables and prepaid expenses, did not have a material impact on our financial results. After consideration of risk and qualitative factors for each asset type in scope, an allowance for expected credit losses of $200 thousand was established in regards to reinsurance recoverables. See “Note 5. Investments” for a discussion regarding expected credit loss on our debt security assets. For determination of the reinsurance recoverables expected credit loss allowance, our Company relies on external ratings of credit worthiness from A.M. Best and collectability of recorded amounts considering letters of credit pledged by reinsurance partners. The external rating is utilized to place our reinsurance recoverables into appropriate risk layers of expected loss considering duration and historical loss patterns. The ratings at June 30, 2023 of our reinsurance recoverables, not offset by our liabilities for amounts owed to reinsurers and pledged letters of credit, are 95% rated A- or better .

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross premiums written	$(75,225)	$126,062	$29,229	$217,688
Ceded premiums written	75,139	(79,199)	(29,546)	(133,773)
Net premiums written	(86)	46,863	(317)	83,915
Change in unearned premiums	-	(3,788)	-	2,322
Net premiums earned	(86)	43,075	(317)	86,237

Commissions and fees	-	282	-	569
Other income	2,199	-	4,808	-

Total revenues	2,113	43,357	4,491	86,806

Losses and loss adjustment expenses	(4,641)	39,287	(4,987)	63,929
Operating expenses	878	6,916	3,498	14,866
Amortization of intangible assets	-	119	-	238

Total expenses	(3,763)	46,322	(1,489)	79,033

Income (loss) from discontinued operations before tax	$5,876	$(2,965)	$5,980	$7,773
Income tax expense from discontinued operations	-	(583)	-	1,697
Net income (loss) from discontinued operations	$5,876	$(2,382)	$5,980	$6,076

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$22,435	$—	$22,435
Corporate bonds	—	191,345	—	191,345
Corporate bank loans	—	49,503	—	49,503
Municipal bonds	—	31,240	—	31,240
Mortgage-backed	—	1,238	—	1,238
Total debt securities	—	295,761	—	295,761
Total equity securities	22,763	—	—	22,763
Total investments	$22,763	$295,761	$—	$318,524

	As of December 31, 2022
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$79,978	$—	$79,978
Corporate bonds	—	235,044	—	235,044
Corporate bank loans	—	75,183	—	75,183
Municipal bonds	—	35,018	—	35,018
Mortgage-backed	—	1,374	—	1,374
Total debt securities	—	426,597	—	426,597
Total equity securities	28,199	—	—	28,199
Total investments	$28,199	$426,597	$—	$454,796

There were no investments classified as Level 3 as of June 30, 2023 and December 31, 2022.

5. Investments

The amortized cost/carrying value and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of June 30, 2023
U.S. Treasury securities and obligations of U.S. Government	$22,460	$193	$(218)	$22,435
Corporate bonds	194,504	416	(3,575)	191,345
Corporate bank loans	49,749	47	(293)	49,503
Municipal bonds	31,378	220	(358)	31,240
Mortgage-backed	1,453	6	(221)	1,238
Total debt securities	299,544	882	(4,665)	295,761
Total equity securities	24,284	3,180	(4,701)	22,763
Total investments	$323,828	$4,062	$(9,366)	$318,524

As of December 31, 2022
U.S. Treasury securities and obligations of U.S. Government	$80,616	$9	$(647)	$79,978
Corporate bonds	240,185	625	(5,766)	235,044
Corporate bank loans	76,418	6	(1,241)	75,183
Municipal bonds	35,390	51	(423)	35,018
Mortgage-backed	1,510	6	(142)	1,374
Total debt securities	434,119	697	(8,219)	426,597
Total equity securities	30,058	3,981	(5,840)	28,199
Total investments	$464,177	$4,678	$(14,059)	$454,796

As of June 30, 2023, the Company had investments in 82 issuers that represented more than 10% of stockholders’ equity. Of the investments in the 82 issuers, 94% was in debt securities with the remaining amount in equity securities. Of the debt securities invested in the 82 issuers, 86% was considered investment grade.

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$(22)	$—
Corporate bonds	(45)	1	(1,162)	13
Corporate bank loans	(64)	21	(155)	26
Municipal bonds	—	(7)	(4)	(7)
Mortgage-backed	—	(9)	—	(9)
Equity securities	(11)	1,011	613	1,140
(Loss) Gain on investments	(120)	1,017	(730)	1,163
Unrealized gains (losses) on equity securities	368	(5,011)	338	(5,106)
Investment gains (losses), net	$248	$(3,994)	$(392)	$(3,943)

We realized gross gains on investments of $0.8 million and $1.0 million during the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively. We realized gross losses on investments of $0.9 million and $24 thousand for the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $31 thousand during the six months ended June 30, 2023 and 2022, respectively. We recorded proceeds from the sale of investment securities of $8.1 million and $4.0 million during the three months ended June 30, 2023 and 2022, respectively, and $58.5 million and $4.5 million during the six months ended June 30, 2023 and 2022, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$22,231	$(218)	$22,231	$(218)
Corporate bonds	12,603	(211)	173,042	(3,364)	185,645	(3,575)
Corporate bank loans	6,991	(32)	27,580	(261)	34,571	(293)
Municipal bonds	4,430	(52)	6,288	(306)	10,718	(358)
Mortgage-backed	40	(2)	1,185	(219)	1,225	(221)
Total debt securities	24,064	(297)	230,326	(4,368)	254,390	(4,665)
Total equity securities	2,706	(78)	7,012	(4,623)	9,718	(4,701)
Total investments	$26,770	$(375)	$237,338	$(8,991)	$264,108	$(9,366)

	As of December 31, 2022
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$17,543	$(67)	$37,622	$(580)	$55,165	$(647)
Corporate bonds	232,722	(5,764)	99	(2)	232,821	(5,766)
Corporate bank loans	37,339	(678)	36,107	(563)	73,446	(1,241)
Municipal bonds	10,293	(383)	2,275	(40)	12,568	(423)
Mortgage-backed	1,348	(136)	7	(6)	1,355	(142)
Total debt securities	299,245	(7,028)	76,110	(1,191)	375,355	(8,219)
Total equity securities	8,118	(3,835)	3,211	(2,005)	11,329	(5,840)
Total investments	$307,363	$(10,863)	$79,321	$(3,196)	$386,684	$(14,059)

We had a total of 208 debt securities with an unrealized loss position, of which 82 were in an unrealized loss position for less than one year and 126 were in an unrealized loss position for a period of one year or greater, as of June 30, 2023.  We held a total of 228 debt securities with an unrealized loss, of which 181 were in an unrealized loss position for less than one year and 47 were in an unrealized loss position for a period of one year or greater, as of December 31, 2022. We consider these unrealized losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at June 30, 2023 and December 31, 2022 were due predominately to market and interest rate fluctuations occurring in the ordinary course of business. Should we determine that a debt security in an unrealized loss position is likely to be sold before recovery of our amortized cost basis, we would recognize the unrealized loss.

Additionally, in accordance with ASU 2016-13, the Company estimates what is expected to not be collectable over the remaining life of its debt securities that are in an unrealized loss position by employing qualitative analysis without regard for time spent in an unrealized loss position. The significant inputs used to determine the amount of expected credit loss in our debt security portfolio begins with an analysis of held securities experiencing credit rating downgrades in the current reporting period.  Further inputs, such as performance indicators of the issuer’s business model, underlying assets, credit support and debt leverage are gathered as necessary based on our initial analysis step. If warranted, updated cash flow expectations are developed based on the aforementioned inputs. The Company concluded that based on current evidence there is no expected credit loss allowance necessary as of June 30, 2023. We presently expect that all debt securities held in our investment portfolio will be paid in accordance with their contractual terms.

Equity investments that are not consolidated or accounted for under the equity method of accounting with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at June 30, 2023 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$178,363	$176,716
Due after one year through five years	97,494	95,891
Due after five years through ten years	16,008	15,958
Due after ten years	6,226	5,958
Mortgage-backed	1,453	1,238
	$299,544	$295,761

6. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments, reinsurers and fronting partners. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the investment income on these securities. These securities had a carrying value of $101.4 million and $40.9 million at June 30, 2023 and December 31, 2022, respectively. The increase from December 31, 2022 is related to the agreement entered into with an A.M. Best rated “A” insurance company on May 5, 2023 to front new and renewal business that requires an A.M. Best rating at or above a certain level. The carrying value of pledged investments associated with the aforementioned agreement is $92.1 million at June 30, 2023.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2023	2022
Balance at January 1	$880,869	$816,681
Less reinsurance recoverable	420,693	387,915
Net balance at January 1	460,176	428,766

Incurred related to:
Current year - continuing operations	54,916	56,835
Prior years - continuing operations	11,600	55,193
Continuing operations	66,516	112,028
Current year - discontinued operations	2,733	55,848
Prior years - discontinued operations	(7,720)	8,081
Discontinued operations	(4,987)	63,929
Total incurred from continuing and discontinued operations	61,529	175,957

Paid related to:
Current year - continuing operations	21,431	24,139
Prior years - continuing operations	80,988	59,362
Continuing operations	102,419	83,501
Current year - discontinued operations	2,367	8,629
Prior years - discontinued operations	52,030	41,799
Discontinued operations	54,397	50,428
Total paid from continuing and discontinued operations	156,816	133,929

Net balance at June 30	364,889	470,794
Plus reinsurance recoverable	419,957	377,413
Balance at June 30	$784,846	$848,207

The year-to-date impact from the net unfavorable (favorable) net prior years’ loss development on each reporting segment for continuing operations is presented below:

	Six Months Ended June 30,
	2023	2022
Commercial Lines Segment	$769	$(51)
Personal Lines Segment	2,992	3,408
Runoff Segment	7,839	51,836
Corporate	—	—
Total unfavorable (favorable) net prior year development	$11,600	$55,193

The following describes the primary factors behind each segment’s net prior accident year reserve development for the six months ended June 30, 2023 and 2022:

Six months ended June 30, 2023:

●	Commercial Lines Segment. Our Commercial Accounts business unit overall experienced net unfavorable development driven by accident year 2022 events stemming from both CAT and non-CAT related activity offset, in part, by our Aviation business unit’s net favorable development which also primarily originated from accident year 2022 activity. The Aviation unit’s net favorable development exclusively centered around non-CAT events. Workers Compensation operating unit was relatively flat experiencing $0.1 million of net unfavorable development.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2021 and 2022 accident years due in part to rising inflationary trends, specifically loss costs, that the industry began experiencing in 2021.
●	Runoff Segment. Net unfavorable development in our Runoff lines of business was solely attributable to the binding commercial automobile liability line of business with multiple accident years experiencing unfavorable development, primarily concentrated in the 2020 and prior accident years.

Six months ended June 30, 2022:

●	Commercial Lines Segment. Our Commercial Accounts business unit overall experienced net favorable development primarily from accident year 2021 events related to our Aviation business operations. The Aviation business unit’s net favorable development was partially offset by our Commercial accounts units unfavorable net development also stemming from accident year 2021 events.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2021 and 2022 accident years due in part to rising inflationary trends, specifically loss costs, that the industry began experiencing in 2021.
●	Runoff Segment. Net unfavorable development in our Runoff lines of business was attributable to the binding commercial automobile liability line of business with multiple accident years experiencing unfavorable net development, primarily concentrated in the 2020 and prior accident years, and our senior care facilities liability business, with unfavorable net development primarily concentrated in accident years 2019 through 2021.

8. Share-Based Payment Arrangements

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 200,000 shares authorized for issuance under the 2015 LTIP.  As of June 30, 2023, restricted stock units representing the right to receive up to 94,547 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock options outstanding under the 2015 LTIP as of June 30, 2023.

Stock Options:

There were no stock options outstanding at any point during the three or six months ended June 30, 2023 or 2022.  There were no stock options granted, exercised or forfeited during the three or six months ended June 30, 2023 or 2022, respectively.  As of June 30, 2023, there was no unrecognized compensation cost related to non-vested stock options.

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

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2019, 2021 and 2022 was $181.00, $42.10 and $36.20 per unit, respectively.  We incurred compensation expense of $42 thousand and $139 thousand related to restricted stock units during the three months and six months ended June 30, 2023, respectively. We incurred compensation expense of $374 thousand and $436 thousand related to restricted stock units during the three months and six months ended June 30, 2022, respectively. We recorded income tax benefit of $9 thousand and $29 thousand related to restricted stock units during the three and six months ended June 30, 2023, respectively. We recorded income tax benefit of $79 thousand and $92 thousand related to restricted stock units during the three and six months ended June 30, 2022, respectively.

The following table details the status of our restricted stock units as of and for the six months ended June 30, 2023 and 2022.

	Number of Restricted Stock Units
	2023	2022
Nonvested at January 1	69,316	58,169
Granted	—	61,175
Vested	—	(1,236)
Forfeited	(6,285)	(6,553)
Nonvested at June 30	63,031	111,555

As of June 30, 2023, there was $1.4 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $0.6 million of compensation cost related to unvested restricted stock units, of which $0.2 million is expected to be recognized during the remainder of 2023, $0.2 million in 2024, $0.1 million in 2025 and $0.1 million in 2026.

9. Segment Information

The following is business segment information for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Commercial Lines Segment	$23,185	$18,210	$44,811	$36,490
Personal Lines Segment	14,308	16,827	28,744	33,359
Runoff Segment	99	2,994	113	8,495
Corporate	4,318	(874)	8,073	1,036
Consolidated	$41,910	$37,157	$81,741	$79,380

Depreciation and Amortization Expense
Commercial Lines Segment	$181	$143	$342	$264
Personal Lines Segment	68	36	127	118
Runoff Segment	5	118	10	175
Corporate	170	181	340	353
Consolidated	$424	$478	$819	$910

Interest Expense
Commercial Lines Segment	$—	$—	$—	$—
Personal Lines Segment	—	—	—	—
Runoff Segment	—	—	—	—
Corporate	1,938	1,366	3,836	2,630
Consolidated	$1,938	$1,366	$3,836	$2,630

Tax Expense (Benefit)
Commercial Lines Segment	$(28)	$336	$(17)	$200
Personal Lines Segment	(51)	862	(75)	581
Runoff Segment	(47)	9,400	(546)	7,251
Corporate	(7)	1,852	(29)	1,238
Consolidated	$(133)	$12,450	$(667)	$9,270

Pre-tax loss
Commercial Lines Segment	$(2,323)	$(863)	$(1,497)	$(1,499)
Personal Lines Segment	(4,717)	(3,040)	(6,492)	(4,353)
Runoff Segment*	(10,030)	(44,279)	(47,225)	(54,317)
Corporate	(848)	(6,403)	(2,484)	(9,273)
Consolidated	$(17,918)	$(54,585)	$(57,698)	$(69,442)

*The pre-tax loss for the Runoff Segment for the three months and six months ended June 30, 2023 includes a $3.9 and $36.8 million, respectively, write-off to bad debt expense related to a receivable from DARAG; (See Note 10, “Reinsurance – Loss Portfolio Transfer”).

The following presents additional business segment information as of the dates indicated (in thousands):

	June 30,	December 31,
Assets:	2023	2022
Commercial Lines Segment	$198,410	$219,636
Personal Lines Segment	96,262	110,807
Runoff Segment	180,080	349,850
Corporate	774,596	856,409
Consolidated	$1,249,348	$1,536,702

10. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of June 30, 2023 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table shows earned premiums ceded and reinsurance loss recoveries for continuing operations by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Ceded earned premiums	$14,106	$17,616	$29,451	$34,399
Reinsurance recoveries	$15,226	$20,573	$24,243	$54,303

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

The Reinsurers and the Hallmark Insurers submitted to binding arbitration a dispute that arose regarding the rights and obligations of the parties under the LPT Contract. An interim binding arbitration award was declared by the arbitration panel on May 4, 2023 and consequently the Company recognized in the year-to-date reporting period ended March 31, 2023 a write-off to bad debt expense of $32.9 million of the receivable established by the Company. The final definitive binding award was declared June 2, 2023 and consequently an additional write-off to bad debt expense was recognized bringing the total write-off to $36.8 million for the year-to-date reporting period ended June 30, 2023. As of June 30, 2023, our consolidated balance sheet does not include any amount related to receivables from DARAG.

11. Subordinated Debt Securities

We issued trust preferred securities through Trust I and Trust II.  These Delaware statutory trusts are sponsored and wholly-owned by Hallmark, and each was created solely for the purpose of issuing the trust preferred securities.  Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the junior subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants. Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  We may elect to defer payments of interest on the trust subordinated debt securities by extending the interest payment period for up to 20 consecutive quarterly periods.  As of June 30, 2023, we have deferred interest for 11 consecutive quarters. During any such extension period, interest continues to accrue on the trust subordinated debt securities, as well as interest on such accrued interest. As of June 30, 2023, we have deferred $7.3 million of interest on the trust subordinated securities.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at June 30, 2023	8.80%	8.45%

12. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities.  The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 89.5% as of June 30, 2023.

13. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period for both continuing and discontinued operations  as reported in operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Deferred	$10,401	$8,231	$(17,472)	$(16,094)
Amortized	(17,363)	(6,702)	7,622	17,587
Net	$(6,962)	$1,529	$(9,850)	$1,493

14. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Weighted average shares - basic	1,818	1,819	1,818	1,818
Effect of dilutive securities	—	—	—	—
Weighted average shares - assuming dilution	1,818	1,819	1,818	1,818

We had no shares of common stock potentially issuable upon exercise of employee stock options for the three and six months ended June 30, 2023 and 2022.

15. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest cost	$111	$75	$222	$150
Amortization of net loss	31	27	62	54
Expected return on plan assets	(149)	(191)	(298)	(382)
Net periodic pension cost	$(7)	$(89)	$(14)	$(178)
Contributed amount	$—	$—	$—	$—

16. Income Taxes

Our effective income tax rate for the six months ended June 30, 2023 and 2022 was 1.3% and -17.8%, respectively.  During the six months ended June 30, 2023 and 2022, we carried a full valuation allowance of $41.4 and $23.9 million, respectively, against our net deferred tax assets primarily due to recent net losses, including the current period net loss. (See Note 2 “Basis of Presentation – Income Taxes”).

17. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of June 30,
	2023	2022

Cash and cash equivalents	$150,528	$113,207
Restricted cash	14,781	4,019
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$165,309	$117,226

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer, amounts pledged for the benefit of various state insurance departments, and the fronting arrangement.

The following table provides supplemental cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

Interest paid	$1,631	$3,666

Income taxes recovered	$3,000	$15,098

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$476	$3,970

Payable for securities related to investment purchases	$—	$1,078

18. Commitments and Contingencies

As of June 30, 2023 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay an assessment during the first six months of 2023 or 2022.

19. Changes in Accumulated Other Comprehensive (Loss) Balances

The changes in accumulated other comprehensive (loss) balances as of June 30, 2023 and 2022 were as follows (in thousands):

	Pension		Accumulated Other
	Asset	Unrealized	Comprehensive
	(Liability)	Gains (Loss)	Income (Loss)
Balance at January 1, 2022	$(2,641)	$1,606	$(1,035)
Other comprehensive loss:
Change in net actuarial loss decrease	54	—	54
Tax effect on change in net actuarial loss decrease	(12)	—	(12)
Unrealized holding gains arising during the period	—	(8,826)	(8,826)
Tax effect on unrealized gains arising during the period	—	1,853	1,853
Reclassification adjustment for gains included in net realized gains	—	(23)	(23)
Tax effect on reclassification adjustment for gains included in income tax expense	—	5	5
Other comprehensive loss, net of tax	42	(6,991)	(6,949)
Balance at June 30, 2022	$(2,599)	$(5,385)	$(7,984)

Balance at January 1, 2023	$(2,656)	$(5,836)	$(8,492)
Other comprehensive loss:
Change in net actuarial loss increase	62	—	62
Tax effect on change in net actuarial loss increase	(13)	—	(13)
Unrealized holding gains arising during the period	—	2,396	2,396
Tax effect on unrealized gains arising during the period	—	(503)	(503)
Reclassification adjustment for gains included in net realized gains	—	1,343	1,343
Tax effect on reclassification adjustment for gains included in income tax expense	—	(282)	(282)
Other comprehensive loss, net of tax	49	2,954	3,003
Balance at June 30, 2023	$(2,607)	$(2,882)	$(5,489)

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

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 11 years, some of which include options to extend the leases. The components of lease expense and related cash information as of and during the three month and six month periods ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating lease cost	$538	$707	$1,077	$1,380

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$430	$598	$857	$1,145

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—

Other lease information as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30,	December 31,
	2023	2022

Operating lease right-of-use assets	$11,014	$12,481

Operating lease liabilities	$13,321	$14,759

Weighted-average remaining lease term - operating leases	10.4	10.5

Weighted-average discount rate - operating leases	6.25%	6.23%

No short-term lease payments were excluded in our lease liability during the six months ended June 30, 2023.

Future minimum lease payments under non-cancellable leases as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022

2023	$1,030	$2,224
2024	2,079	2,421
2025	2,185	2,537
2026	2,134	2,497
2027	2,171	2,171
Thereafter	13,597	13,597
Total future minimum lease payments	$23,196	$25,447

Less imputed interest	$(9,875)	$(10,688)
Total operating lease liability	$13,321	$14,759

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

Results of Operations

Management overview. During the three months ended June 30, 2023, our total revenue from continuing operations was $41.9 million, representing an increase of 13% from the $37.2 million in total revenue from continuing operations for the same period of 2022. During the six months ended June 30, 2023, our total revenue from continuing operations was $81.7 million, representing a increase of 3% from the $79.4 million in total revenue from continuing operations for the same period of 2022. During the three months ended June 30, 2023, we reported a pre-tax loss from continuing operations of $17.9 million, as compared to a pre-tax loss from continuing operations of $54.6 million reported during the same period the prior year. During the six months ended June 30, 2023, we reported a pre-tax loss from continuing operations of $57.7 million, as compared to a pre-tax loss from continuing operations of $69.4 million reported during the same period the prior year.

The increase in revenue from continuing operations for the three months ended June 30, 2023 compared to the same period of the prior year was the result of higher net investment income of $0.9 million and higher net investment gains of $4.2 million, partially offset by lower premiums earned of $0.2 million and lower finance charges of $0.2 million. The increase in revenue from continuing operations for the six months ended June 30, 2023 compared to the same period of the prior year was primarily due to higher net investment income of $3.4 million and higher net investment gains of $3.6 million, partially offset by lower premiums earned of $4.2 million and lower finance charges of $0.5 million.

The improvement in pre-tax loss from continuing operations of $36.7 million for the three months ended June 30, 2023 compared to the same period of the prior year is due to the increased revenue discussed above, lower losses and loss adjustment expenses (“LAE”) of $35.9 million partially offset by higher operating expenses from continuing operations of $3.3 million and higher interest expense of $0.6 million. The decrease in losses and LAE from continuing operations of $35.9 million as compared to the same period of the prior year stems primarily from a decline in unfavorable prior year loss reserve development of $35.8 million of which $36.8 million originates from our Runoff Segment. The increase in operating expenses from continuing operations of 3.3 million is solely due to the write-off of a receivable from a reinsurer of $3.9 million as a result of the final binding arbitration decision on June 2, 2023, (see Note 10, “Reinsurance – Loss Portfolio Transfer”). Interest expense increased $0.6 million compared to the same period the prior year due to the rising interest rate environment of 2023.

The improvement of pre-tax results from continuing operations of $11.7 million for the six months ended June 30, 2023 compared to the same period of the prior year was driven by the higher net investment income and investment gains previously discussed plus lower losses and LAE incurred of $45.5 million offset, in part, by higher operating expense and interest expense. The comparative decrease in losses and LAE from continuing operations as compared to the same period was due to less unfavorable prior year loss reserve development of $43.6 million and lower non-CAT current accident year incurred of $3.6 million partially offset by higher current accident year CAT related incurred of $1.7 million. Our Runoff Segment was the primary driver for the year-to-date comparative decline in both the prior year loss reserve development and non-CAT current accident year incurred losses and LAE from continuing operations with comparative decreases of $44.0 million and $7.0 million, respectively. The comparative increase in operating expenses from continuing operations of $34.9 million is solely due to the write-off of a receivable from a reinsurer of $36.8 million as a result of the final binding arbitration decision on June 2, 2023, (see Note 10, “Reinsurance – Loss Portfolio Transfer”). Interest expense increased $1.2 million compared to the same period the prior year due to the rising interest rate environment of 2023.

We reported a net loss from continuing operations of $17.8 million for the three months ended June 30, 2023 as compared to a net loss from continuing operations of $67.0 million for the same period in 2022. We reported a net loss from continuing operations of $57.0 million for the six months ended June 30, 2023 as compared to a net loss from continuing operations of $78.7 million for the same period in 2022.  On a diluted basis per share, we reported net loss from continuing operations of $9.78 per share for the three months ended June 30, 2023, compared to a net loss from continuing operations of $36.85 per share for the same period in 2022.  On a diluted basis per share, we reported net loss from continuing operations of $31.37 per share for the six months ended June 30, 2023, compared to a net loss from continuing operations of $43.30 per share for the same period in 2022.

We reported a net loss of $11.9 million for the three months ended June 30, 2023 as compared to a net loss of $69.4 million for the same period in 2022.  The net loss for the three months ended June 30, 2023 was the result of the net loss from continuing operations partially offset by net income from discontinued operations of $5.9 million.  The net loss for the three months ended June 30, 2022 was the result of the net loss from continuing operations plus the net loss from discontinued operations of $2.4 million.  On a diluted basis per share, we reported a net loss of $6.55 per share for the three months ended June 30, 2023, compared to net loss of $38.16 per share for the same period in 2022.

We reported a net loss of $51.0 million for the six months ended June 30, 2023 as compared to a net loss of $72.6 million for the same period in 2022. The net loss for the six months ended June 30, 2023 and 2022 was the result of the net loss from continuing operations partially offset by net income from discontinued operations of $6.0 million and $6.1 million, respectively.  On a diluted basis per share, we reported a net loss of $28.08 per share for the six months ended June 30, 2023, compared to net loss of $39.95 per share for the same period in 2022.

Our effective tax rate was 1.3% for the six months June 30, 2023 compared to 17.8% for the same period in 2022.  These rates vary from statutory tax rates as a result of carrying a full valuation allowance against our deferred tax assets at June 30, 2023 and June 30, 2022, (see Note 2, “Basis of Presentation – Income Taxes”).

Second Quarter 2023 as Compared to Second Quarter 2022

The following is additional business segment information for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	Commercial Lines		Personal Lines
	Segment		Segment		Runoff Segment		Corporate		Consolidated
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross premiums written	$39,292	$37,385	$15,073	$15,118	$146	$3,501	$—	$—	$54,511	$56,004
Ceded premiums written	(10,510)	(17,890)	(78)	(74)	(48)	(602)	—	—	(10,636)	(18,566)
Net premiums written	28,782	19,495	14,995	15,044	98	2,899	—	—	43,875	37,438
Change in unearned premiums	(5,610)	(1,305)	(1,420)	809	2	95	—	—	(7,028)	(401)
Net premiums earned	23,172	18,190	13,575	15,853	100	2,994	—	—	36,847	37,037

Total revenues	23,185	18,210	14,308	16,827	99	2,994	4,318	(874)	41,910	37,157

Losses and loss adjustment expenses	17,796	13,002	13,474	14,094	5,482	45,550	—	—	36,752	72,646

Pre-tax (loss) income	$(2,323)	$(863)	$(4,717)	$(3,040)	$(10,030)	$(44,279)	$(848)	$(6,403)	$(17,918)	$(54,585)

Net loss ratio (1)	76.8%	71.5%	99.3%	88.9%	N/A (2)%	1521.4%			99.7%	196.1%
Net expense ratio (1)	31.8%	34.4%	33.7%	31.6%	N/A (2)%	51.2%			57.6%	44.8%
Net combined ratio (1)	108.6%	105.9%	133.0%	120.5%	N/A (2)%	1,572.6%			157.3%	240.9%

Net Unfavorable (Favorable) Prior Year Development	$715	$378	$2,493	$1,835	$5,804	$42,560			$9,012	$44,773

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.
(2)	N/A - our Runoff Segment has reached a point of maturity that earned premium is minimal and renders any ratios no longer meaningful

Commercial Lines Segment

Gross premiums written for the Commercial Lines Segment were $39.3 million for the three months ended June 30, 2023, which was $1.9 million more than the $37.4 million reported for the same period in 2022.  Net premiums written were $28.8 million for the three months ended June 30, 2023 as compared to $19.5 million for the same period in 2022, an increase of $9.3 million.  The increase in the gross and net premiums written was due to higher premium production in both our Commercial Accounts business unit and Aviation business unit.

Total revenue for the Commercial Lines Segment of $23.2 million for the three months ended June 30, 2023, was $5.0 million more than the $18.2 million reported for the same period in 2022. This increase in total revenue was entirely due to higher net premiums earned of $5.0 million for the three months ended June 30, 2023 as compared to the same period of 2022.

The Commercial Lines Segment reported pre-tax loss of $2.3 million for the three months ended June 30, 2023 as compared to a pre-tax loss of $0.9 million for the same period of 2022.  The decline in the pre-tax result was due to higher operating expense of $1.6 million and higher net losses and LAE of $4.8 million partially offset by higher net earned premium as discussed above of $5.0 million. The increase in operating expenses during the three months ended June 30, 2023 as compared to the same period the prior year was primarily the result of higher production cost associated with the increase in net premium production discussed above. The net losses and LAE comparative increase stems primarily from a $4.4 million increase in non-CAT current accident year claims.

The Commercial Lines Segment reported a net loss ratio of 76.8% for the three months ended June 30, 2023 as compared to 71.5% for the same period of 2022.  The gross loss ratio before reinsurance for the three months ended June 30, 2023 was 67.9% as compared to 58.2% reported for the same period of 2022.  The bulk of the increase in the gross  loss ratio was due to an 800 basis point increase from unfavorable net loss reserve development as the three months ended June 30, 2023 reported 510 basis point of unfavorable reserve development while the three months ended June 30, 2022 reported 290 basis points of favorable net loss reserve development. The higher net loss ratio during the three months ended June 30, 2023 as compared to the same period the prior year was driven by a combination of 200 basis point increase from non-CAT current accident year loss, 320 basis point increase from unallocated LAE, 100 basis point increase from unfavorable net loss reserve development offset, in part, by a 90 basis point decrease in CAT current accident year loss. The Commercial Lines Segment reported a net expense ratio of 31.8% for the second quarter of 2023 as compared to 34.4% for the same period of 2022.  The decrease in the net expense ratio was due to lower operating expenses and higher net premiums earned as discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $15.1 million for the three months ended June 30, 2023 and June 30, 2022.  Net premiums written for the Personal Segment were $15.0 million in the second quarter of 2023 and 2022.

Total revenue for the Personal Segment was $14.3 million for second quarter of 2023 as compared to $16.8 million for the same period in 2022.  The decrease in revenue was primarily due to lower net premiums earned of $2.3 million and lower finance charges of $0.2 million during the second quarter of 2023 as compared to the same period during 2022.

Pre-tax loss for the Personal Segment was $4.7 million for the three months ended June 30, 2023 as compared to a pre-tax loss of $3.0 million for the same period of 2022.  Lower net losses and LAE and lower operating expense of $0.6 million and $0.2 million respectively, partially offset the decreased revenue discussed above for the three months ended June 30, 2023 as compared to the same period during 2022.

The Personal Segment reported a net loss ratio of 99.3% for the three months ended June 30, 2023 as compared to 88.9% for the same period of 2022.  The gross loss ratio before reinsurance was 99.0% for the three months ended June 30, 2023 and 89.1% for the three months ended June 30, 2022.  The Personal Segment comparative increase in net loss ratio of 1,040 basis points consists of a 290 basis point increase in non-CAT current accident year loss, 130 basis point increase in CAT current accident year loss, 680 basis point increase in unfavorable net loss reserve development offset, in part, by a 60 basis point decrease in unallocated LAE.  The Personal Segment reported a net expense ratio of 33.7% for the second quarter of 2023 as compared to 31.6% for the same period of 2022.  The increase in the expense ratio was due primarily to lower net premiums earned.

Runoff Segment

Gross premiums written for the Runoff Segment were $0.1 million for the three months ended June 30, 2023, which was $3.4 million less than the $3.5 million reported for the same period of 2022.  Net premiums written were $0.1 million for the three months ended June 30, 2023 as compared to $2.9 million for the same period of 2022.  The decrease in gross premiums written and net premiums written reflect the stage of maturity of our decision in prior periods to halt our senior care facilities business as well as certain specialty programs.

The $0.1 million of total revenue for the three months ended June 30, 2023 was $2.9 million less than the $3.0 million reported by the Runoff Segment for the same period in 2022.  This decline in revenue is due to the lower net premiums earned for reasons previously discussed above regarding written premium.

The Runoff Segment reported a pre-tax loss of $10.0 million for the second quarter of 2023 as compared to pre-tax loss of $44.3 million reported for the same period in 2022.  The improvement in pre-tax loss was primarily due to lower net losses and LAE of $40.1 million for the quarter ended June 30, 2023 compared to the same period of the prior year partially offset by the lower total revenue discussed above and higher operating expense of $2.9 million for the comparative period. The comparative increase in operating expense is solely due to the write-off of a receivable from a reinsurer of $3.9 million as a result of the final binding arbitration decision on June 2, 2023, (see Note 10, “Reinsurance – Loss Portfolio Transfer”). The comparative decrease in net losses and LAE is primarily due to $36.8 million less unfavorable net prior year development in the second quarter of 2023 compared to the same period of 2022 coupled with $3.3 million less non-CAT current accident year loss for the comparative period due to the substantial decline in the number of policies in force.  The bulk of the comparative decline in unfavorable net prior year development stems from a $30.8 million decline in the binding auto business, and a $6.8 million decline from the senior care facilities business.

Corporate

Total revenue for Corporate increased by $5.2 million for the three months ended June 30, 2023 as compared to the same period the prior year as a result of a $1.0 million increase in net investment income coupled with net investment gains of $4.2 million.  Corporate pre-tax loss was $0.8 million for the three months ended June 30, 2023 as compared to a pre-tax loss of $6.4 million for the same period of 2022.  The improvement in pre-tax results for the second quarter of 2023 as compared to the same period for 2022 was primarily due to the increase in revenue previously discussed above coupled with lower operating expenses of $1.0 million partially offset by higher interest expense of $0.6 million.

Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022

The following is additional business segment information for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	Commercial Lines		Personal Lines
	Segment		Segment		Runoff Specialty Segment		Corporate		Consolidated
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross premiums written	$82,637	$75,456	$28,725	$31,950	$321	$7,931	$—	$—	$111,683	$115,337
Ceded premiums written	(24,999)	(35,633)	(211)	(150)	(217)	(847)	—	—	(25,427)	(36,630)
Net premiums written	57,638	39,823	28,514	31,800	104	7,084	—	—	86,256	78,707
Change in unearned premiums	(12,856)	(3,378)	(1,282)	(388)	9	1,411	—	—	(14,129)	(2,355)
Net premiums earned	44,782	36,445	27,232	31,412	113	8,495	—	—	72,127	76,352

Total revenues	44,811	36,490	28,744	33,359	113	8,495	8,073	1,036	81,741	79,380

Losses and loss adjustment expenses	33,413	25,914	24,643	26,673	8,460	59,441	—	—	66,516	112,028

Pre-tax (loss) income	(1,497)	(1,499)	(6,492)	(4,353)	(47,225)	(54,317)	(2,484)	(9,273)	(57,698)	(69,442)

Net loss ratio (1)	74.6%	71.1%	90.5%	84.9%	N/A (2)%	699.7%			92.2%	146.7%
Net expense ratio (1)	28.7%	34.1%	33.5%	30.3%	N/A (2)%	38.5%			93.7%	40.6%
Net combined ratio (1)	103.3%	105.2%	124.0%	115.2%	N/A (2)%	738.2%			185.9%	187.3%

Net Unfavorable (Favorable) Prior Year Development	769	(51)	2,992	3,408	7,839	51,836			11,600	55,193
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.
(2)	N/A - our Runoff Segment has reached a point of maturity that earned premium is minimal and renders any ratios no longer meaningful

Commercial Lines Segment

Gross premiums written for the Commercial Lines Segment were $82.6 million for the six months ended June 30, 2023, which was $7.2 million more than the $75.4 million reported for the same period in 2022.  Net premiums written were $57.6 million for the six months ended June 30, 2023 as compared to $39.8 million for the same period in 2022, an increase of $17.8 million.  The increase in the gross and net premiums written was due to higher premium production in both our Commercial Accounts business unit and Aviation business unit.

Total revenue for the Commercial Lines Segment of $44.8 million for the six months ended June 30, 2023, was $8.3 million more than the $36.5 million reported for the same period in 2022. This increase in total revenue was entirely due to higher net premiums earned of $8.3 million for the six months ended June 30, 2023 as compared to the same period of 2022.

The Commercial Lines Segment reported pre-tax loss of $1.5 million for the six months ended June 30, 2023 and June 30, 2022.  The pre-tax result was due to higher net earned premium as discussed above of $8.3 million wholly offset by higher operating expense of $0.8 million and higher net losses and LAE of $7.5 million. Operating expenses increased primarily due to higher production cost associated with the increase in net premium production discussed above, partially offset by lower salary and related expenses for the comparative period.

The Commercial Lines Segment reported a net loss ratio of 74.6% for the six months ended June 30, 2023 as compared to 71.1% for the same period of 2022.  The gross loss ratio before reinsurance for the six months ended June 30, 2023 was 66.5% as compared to 57.0% reported for the same period of 2022.  The bulk of the comparative increase in the gross loss ratio was due to a 600 basis point increase in unfavorable net loss reserve development as a result of the six months ended June 30, 2023 reporting 120 basis points of unfavorable reserve development combined with the six months ended June 30, 2022 reporting 480 basis points of favorable net loss reserve development. The higher net loss ratio during the six months ended June 30, 2023 as compared to the same period of the prior year. was driven by a combination of a 260 basis point increase in CAT current accident year loss, a 190 basis point increase from unallocated LAE, a 190 basis point increase in unfavorable net loss reserve development offset, in part, by a 290 basis point decrease in non-CAT current accident year loss. The Commercial Lines Segment reported a net expense ratio of 28.7% for the six months of 2023 as compared to 34.1% for the same period of 2022.  The decrease in the net expense ratio was driven by higher net premiums earned as discussed above.

Personal Segment

Gross premiums written for the Personal Segment were $28.7 million for the six months ended June 30, 2023 as compared to $31.9 million for the same period in the prior year.  Net premiums written for the Personal Segment were $28.5 million for the six months ended June 30, 2023, which was a decrease of $3.3 million from the $31.8 million reported for the same period in the prior year.  The decrease in gross and net written premiums was primarily due to lower premium production in our current geographical footprint.

Total revenue for the Personal Segment was $28.7 million for the for the six months ended June 30, 2023 as compared to $33.3 million for the same period in 2022.  The decrease in revenue was primarily due to lower net premiums earned of $4.2 million and lower finance charges of $0.4 million during the six months ended June 30, 2023 as compared to the same period during 2022.

Pre-tax loss for the Personal Segment was $6.5 million for the six months ended June 30, 2023 as compared to a pre-tax loss of $4.4 million for the same period of 2022.  Lower net losses and LAE and lower operating expense of $2.1 million and $0.4 million respectively, partially offset the decreased revenue discussed above for the six months ended June 30, 2023 as compared to the same period during 2022.

The Personal Segment reported a net loss ratio of 90.5% for the six months ended June 30, 2023 as compared to 84.9% for the same period of 2022.  The gross loss ratio before reinsurance was 90.0% for the six months ended June 30, 2023 and 85.1% for the same period in the prior year.  The Personal Segment comparative increase in net loss ratio of 560 basis points consists of a 460 basis point increase in non-CAT current accident year loss, 120 basis point increase in CAT current accident year loss, 10 basis point increase in unfavorable net loss reserve development offset, in part, by a 30 basis point decrease in unallocated LAE. The Personal Segment reported a net expense ratio of 33.5% for the first six months of 2023 as compared to 30.3% for the same period of 2022.  The increase in the expense ratio was due primarily to lower net premiums earned.

Runoff Segment

Gross premiums written for the Runoff Segment were $0.3 million for the six months ended June 30, 2023, which was $7.6 million less than the $7.9 million reported for the same period of 2022.  Net premiums written were $0.1 million for the six months ended June 30, 2023 as compared to $7.1 million for the same period of 2022.  The decrease in gross premiums written and net premiums written reflect the stage of maturity of our decision in prior periods to halt our senior care facilities business as well as certain specialty programs.

The $0.1 million of total revenue for the six months ended June 30, 2023 was $8.4 million less than the $8.5 million reported by the Runoff Segment for the same period in 2022.  This decline in revenue is due to the lower net premiums earned for reasons previously discussed above regarding written premium.

The Runoff Segment reported a pre-tax loss of $47.2 million for the first six months of 2023 as compared to pre-tax loss of $54.3 million reported for the same period in 2022.  The improvement in pre-tax results stems from $51.0 million of lower net losses and LAE partially offset by the lower total revenue discussed above and higher operating expense of $35.5 million during the six months ended June 30, 2023 as compared to the same period during 2022.  The comparative increase in operating expense is solely due to the write-off of a receivable from a reinsurer of $36.8 million as a result of the final binding arbitration decision on June 2, 2023 (see Note 10, “Reinsurance – Loss Portfolio Transfer”). The Runoff Segment reported lower net losses and LAE for the six months ended June 30, 2023 compared to the same period of the prior year primarily as the result of declining unfavorable net prior year development recognition of $44.0 million, of which $35.7 million was from the binding auto business and $8.3 million was from the senior care facilities business. The remaining decrease in net losses and LAE for the six months ended June 30, 2023 as compared to the same period during 2022 stems from the declining number of policies in force.

Corporate

Total revenue for Corporate increased by $7.0 million for the six months ended June 30, 2023 as compared to the same period the prior year primarily as a result of a $3.5 million increase in net investment income coupled with net gain on investments of $3.5 million.  Corporate pre-tax loss was $2.5 million for the six months ended June 30, 2023 as compared to a pre-tax loss of $9.3 million for the same period of 2022.  The improvement in pre-tax results for the first six months of 2023 was primarily due to the increase in revenue previously discussed above and a decline in operating expense of $1.0 million partially offset by higher interest expense of $1.2 million.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities, and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of June 30, 2023, Hallmark and its non-insurance company subsidiaries had $8.4 million in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $143.4 million of unrestricted cash and cash equivalents, as well as $295.8 million in debt securities with an average modified duration of 0.7 years. Accordingly, we do not anticipate selling long-term debt instruments to meet liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12 month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2023, any dividends paid to Hallmark will require prior regulatory approval from the state regulators. As a county mutual insurance company, dividends from HCM are payable to policyholders. During the first six months of 2023 and 2022, our insurance subsidiaries paid no dividends to Hallmark. During the first six months of 2023 and 2022 our insurance subsidiaries paid $6.6 million and $7.0 million in management fees to Hallmark, respectively.

As of December 31, 2022, the adjusted capital under the risk-based capital calculation of five of our insurance company subsidiaries exceeded the minimum requirements. The risk-based capital level of AHIC triggered a Company Action Level event under the NAIC standard under the trend test as the RBC level was between 200% and 300% and the combined ratio exceeded 120%. As a result, AHIC submitted a risk-based capital plan to the Texas Insurance Department (TDI) in April 2023 including identifying the conditions which contributed to the Company Action Level Event, proposals of corrective actions and four year financial projections. Due to the outcome of the DARAG arbitration, the Company submitted a revised risk-based capital plan (“RBC Plan”) to TDI. The Company has reviewed the RBC Plan with TDI and is currently in the process of implementation.

Comparison of June 30, 2023 to December 31, 2022

On a consolidated basis, our cash (excluding restricted cash) and investments at June 30, 2023 were $469.1 million compared to $513.9 million at December 31, 2022. The primary reason for this decrease in unrestricted cash and investments was cash used by operations, offset in part from sales and maturities of investment securities.

Comparison of Six Months Ended June 30, 2023 and June 30, 2022

During the six months ended June 30, 2023, our cash flow used by operations was $63.0 million compared to cash flow used by operations of $78.3 million during the same period the prior year. The improvement in cash flow used in operations was driven primarily by a decrease in net paid claims and higher collected investment income, partially offset by increased paid operating expenses due to the partial write-off of the receivable from DARAG and lower federal income taxes recovered during the six months ended June 30, 2023.

Net cash provided by investing activities during the first six months of 2023 was $155.5 million as compared to net cash used in investing activities of $161.1 million during the first three months of 2022. The net cash provided by investing activities during the first six months of 2023 as compared to the same period of 2022 was comprised of a decrease of $255.0 million in purchases of debt and equity securities, an increase of $44.6 million in maturities, sales and redemptions of investment securities and a $1.2 million decrease in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first six months of 2023 or 2022.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio was 89.5% as of June 30, 2023.

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

Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  We may elect to defer payments of interest on the trust subordinated debt securities by extending the interest payment period for up to 20 consecutive quarterly periods.  As of June 30, 2023, we have deferred interest for 11 consecutive quarters totaling $7.3 million of interest. During any such extension period, interest continues to accrue on the trust subordinated debt securities, as well as interest on such accrued interest.  In order to maintain compliance with the terms of our senior unsecured Notes, we have elected to defer payment of interest on the trust subordinated securities until our debt to capital ratio (as defined in the indenture governing the Notes) is less than 35%. The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month LIBOR + 3.25%	Three Month LIBOR + 2.90%
Current interest rate at June 30, 2023	8.80%	8.45%

Use of Estimates in the Preparation of the Financial Statements

Our preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Refer to “Critical Accounting Estimates and Judgments” under Item 7 of our Annual Report on Form 10 K for the year ended December 31, 2022 for information on accounting policies that we consider critical in preparing our consolidated financial statements. Actual results could differ materially from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting company.

Item 4. Controls and Procedures.

As previously disclosed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s management concluded that its internal control over financial reporting was not effective based on the material weakness identified. Specifically in our Accounting department, the Company performs and reviews a significant number of account reconciliations on a monthly or quarterly basis, however we did not have sufficient accounting personnel to allow for the timely and accurate review of certain account reconciliations.

The Company has implemented the following remediation efforts, summarized below, to address both the identified material weakness and to enhance the Company’s overall internal control environment.

●	Management assessed the accounting function and hired additional accounting personnel dedicated to addressing the material weakness.
●	Management has expanded training related to internal controls to include workshops designed to improve control awareness and educate all applicable personnel at the business unit level on internal control topics.

●	Management has designed and enhanced controls over the review of the accuracy, completeness, and independent evaluation of account reconciliations. We also updated our accounting policies to reflect these updates that will also be included in our control training activities.

In light of these continuing remedial efforts, our principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures and have concluded that, as of June 30, 2023, the end of the period covered by this report, such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported.

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

As of June 30, 2023 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

Item 1A.  Risk Factors.

Our financial strength ratings could negatively impact our ability to compete successfully.

We carry a Non-Rating Designation of “NR” by A.M. Best, which are assigned to insurance companies that are not rated. We have an agreement with an A.M. Best rated “A” insurance company to write new business in circumstances that require an A.M. Best financial strength rating. Under this agreement, our insurance companies assume 100% of premiums and the associated loss risk and a front fee is paid by us to the A.M. Best “A” rated company. The cost structure of the business placed through the aforementioned agreement is negatively impacted by the additional expense contained within the agreement.

Further, certain terms of the aforementioned agreement are variable based on the amount of Company surplus. Such adjustments may cause the rated “A” insurance company to terminate the agreement or Hallmark to determine it is not in its best interest to continue to write new business pursuant to the agreement. The Company could be obligated to incur minimum costs of $250,000 plus assessments and state premium taxes in the event it were to elect to discontinue writing new business pursuant to the agreement.

In addition, lenders and reinsurers may use A.M. Best ratings as a factor in deciding whether to transact business with us. The recent discontinuance of our insurance company subsidiaries’ ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest on any future borrowings or reinsurance costs on future transactions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended June 30, 2023.

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30 2023 and 2022, (iv) Consolidated Statements of Stockholder’s Equity for the three months and six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: August 14, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Executive Officer (principal executive officer)

Date: August 14, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)