Form 10-Q
period 2023-09-30
HALLMARK FINANCIAL SERVICES INC
filed 2023-11-14
CIK 819913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the

(Mark One) Securities Exchange Act of 1934

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, par value $1.00 per share –1,818,482 shares outstanding as of November 14, 2023.

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page Number

Consolidated Balance Sheets at September 30, 2023 (unaudited) and December 31, 2022	3
Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2023 and September 30, 2022	4
Consolidated Statements of Comprehensive Loss (unaudited) for the three months and nine months ended September 30, 2023 and September 30, 2022	5
Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited) for the three months and nine months ended September 30, 2023 and September 30, 2022	6
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and September 30, 2022	7
Notes to Consolidated Financial Statements (unaudited)	8

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Balance Sheets

($ in thousands, except par value)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost; $270,975 in 2023 and $434,119 in 2022; allowance for expected credit losses of $0 in 2023)	$267,684	$426,597
Equity securities (cost; $21,142 in 2023 and $30,058 in 2022)	19,759	28,199
Total investments	287,443	454,796
Cash and cash equivalents	75,667	59,133
Restricted cash	11,029	29,486
Ceded unearned premiums	30,881	237,086
Premiums receivable	54,393	78,355
Accounts receivable	2,384	10,859
Receivable from reinsurer	—	58,882
Receivable for securities	1,981	945
Reinsurance recoverable (net of allowance for expected credit losses of $200 in 2023)	591,936	578,424
Deferred policy acquisition costs	14,676	8
Federal income tax recoverable	86	2,668
Prepaid pension assets	277	163
Prepaid expenses	1,294	1,508
Other assets	20,875	24,389
Total assets	$1,092,922	$1,536,702
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities:
Senior unsecured notes due 2029 (less unamortized debt issuance cost of $574 in 2023 and $648 in 2022)	49,426	49,352
Subordinated debt securities (less unamortized debt issuance cost of $653 in 2023 and $691 in 2022)	56,049	56,011
Reserves for unpaid losses and loss adjustment expenses	719,987	880,869
Unearned premiums	107,574	292,691
Reinsurance payable	76,362	128,950
Accounts payable and other accrued expenses	91,292	68,535
Total liabilities	$1,100,690	$1,476,408
Commitments and contingencies (Note 19)
Stockholders’ (deficit) equity:
Common stock, $1.00 par value, authorized 3,333,333 shares; issued 2,087,283 shares in 2023 and 2022	2,087	2,087
Additional paid-in capital	124,913	124,740
Retained (deficit)	(105,454)	(33,407)
Accumulated other comprehensive loss	(4,680)	(8,492)
Treasury stock (268,801 shares in 2023 and 2022), at cost	(24,634)	(24,634)
Total stockholders’ (deficit) equity	$(7,768)	$60,294
Total liabilities and stockholders’ (deficit) equity	$1,092,922	$1,536,702

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross premiums written	$54,293	$52,520	$165,976	$167,857
Ceded premiums written	(10,555)	(15,902)	(35,982)	(52,532)
Net premiums written	43,738	36,618	129,994	115,325
Change in unearned premiums	(6,959)	(238)	(21,088)	(2,593)
Net premiums earned	36,779	36,380	108,906	112,732

Investment income, net of expenses	4,212	3,721	12,573	8,700
Investment gains (losses), net	144	(2,821)	(248)	(6,764)
Finance charges	836	937	2,347	2,900
Other (loss) income	(72)	15	62	45
Total revenues	41,899	38,232	123,640	117,613

Losses and loss adjustment expenses	39,473	49,141	105,989	161,168
Operating expenses	16,595	17,816	85,682	51,967
Interest expense	2,036	1,528	5,872	4,158
Amortization of intangible assets	—	7	—	21
Total expenses	58,104	68,492	197,543	217,314

Loss from continuing operations before tax	(16,205)	(30,260)	(73,903)	(99,701)
Income tax expense (benefit) from continuing operations	456	(1,007)	(211)	5,242
Net loss from continuing operations	(16,661)	(29,253)	(73,692)	(104,943)

Discontinued Operations:
(Loss) income from discontinued operations before tax	$(4,847)	$2,801	$1,133	$10,573
Income tax expense from discontinued operations	—	1,701	—	6,419
Net (loss) income from discontinued operations	$(4,847)	$1,100	$1,133	$4,154

Net loss	$(21,508)	$(28,153)	$(72,559)	$(100,789)

Net (loss) income per share basic:
Net loss from continuing operations	$(9.16)	$(16.08)	$(40.53)	$(57.72)
Net (loss) income from discontinued operations	(2.67)	0.60	0.62	2.28
Basic net loss per share	$(11.83)	$(15.48)	$(39.91)	$(55.44)

Net (loss) income per share diluted:
Net loss from continuing operations	$(9.16)	$(16.08)	$(40.53)	$(57.72)
Net (loss) income from discontinued operations	(2.67)	0.60	0.62	2.28
Diluted net loss per share	$(11.83)	$(15.48)	$(39.91)	$(55.44)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(21,508)	$(28,153)	$(72,559)	$(100,789)
Other comprehensive (loss) income:
Change in net actuarial loss	44	24	93	78
Tax effect on change in net actuarial loss	—	(10)	—	(16)
Unrealized holding gains (losses) arising during the period	1,154	(2,362)	3,047	(11,189)
Tax effect on unrealized holding gains (losses) arising during the period	—	497	—	2,350
Reclassification adjustment for net investment loss(gain) included in net loss	123	(503)	1,184	(526)
Tax effect on reclassification adjustment for loss(gain) included in net loss	—	106	—	110
Other comprehensive income (loss), net of tax	1,321	(2,248)	4,324	(9,193)
Comprehensive loss	$(20,187)	$(30,401)	$(68,235)	$(109,982)

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common Stock
Balance, beginning of period	$2,087	$2,087	$2,087	$2,087

Balance, end of period	2,087	2,087	2,087	2,087

Additional Paid-In Capital
Balance, beginning of period	124,879	124,836	124,740	124,514
Equity based compensation	34	(203)	173	233
Shares issued under employee benefit plans	—	(4)	—	(118)
Balance, end of period	124,913	124,629	124,913	124,629

Retained (Deficit) Earnings
Balance, beginning of period	(84,458)	2,067	(33,407)	74,703
Net loss	(21,508)	(28,153)	(72,559)	(100,789)
Correction of immaterial error related to tax (see Note 3)	512	—	512	—
Balance, end of period	(105,454)	(26,086)	(105,454)	(26,086)

Accumulated Other Comprehensive Loss
Balance, beginning of period	(5,489)	(7,984)	(8,492)	(1,035)
Additional minimum pension liability, net of tax	44	20	93	62
Unrealized holding gains (losses) arising during period, net of tax	1,154	(1,866)	3,047	(8,839)
Reclassification adjustment for (gains) losses included in net income, net of tax	123	(398)	1,184	(416)
Correction of immaterial error related to tax (see Note 3)	(512)	—	(512)	—
Balance, end of period	(4,680)	(10,228)	(4,680)	(10,228)

Treasury Stock
Balance, beginning of period	(24,634)	(24,634)	(24,634)	(24,748)
Shares issued under employee benefit plans	—	—	—	114
Balance, end of period	(24,634)	(24,634)	(24,634)	(24,634)

Total Stockholders' (Deficit) Equity	$(7,768)	$65,768	$(7,768)	$65,768

The accompanying notes are an integral part of the consolidated financial statements

Hallmark Financial Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(72,559)	$(100,789)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	(1,133)	(4,154)
Depreciation and amortization expense	1,259	1,404
Deferred federal income tax expense	—	11,350
Investment losses, net	248	6,764
Share-based payments expense	173	233
Change in ceded unearned premiums	206,205	(1,266)
Change in premiums receivable	23,962	15,701
Change in accounts receivable	8,475	1,165
Change in receivable from reinsurer	58,882	(62,028)
Change in deferred policy acquisition costs	(14,668)	1,470
Change in reserves for losses and loss adjustment expenses	(160,882)	42,207
Change in unearned premiums	(185,117)	3,859
Change in reinsurance recoverable	(13,512)	7,146
Change in reinsurance balances	(52,588)	(20,843)
Change in federal income tax recoverable	2,582	15,839
Change in all other liabilities	22,756	3,161
Change in all other assets	2,705	1,954
Net cash used in operating activities- continuing operations	(173,212)	(76,827)
Net cash provided by operating activities- discontinued operations	1,133	2,671
Net cash used in operating activities	(172,079)	(74,156)
Cash flows from investing activities:
Purchases of property and equipment	(672)	(2,148)
Purchases of investment securities	(15,174)	(273,828)
Maturities, sales and redemptions of investment securities	186,002	131,768
Net cash provided by (used in) investing activities	170,156	(144,208)
Decrease in cash and cash equivalents and restricted cash	(1,923)	(218,364)
Cash and cash equivalents and restricted cash at beginning of period	88,619	356,677
Cash and cash equivalents and restricted cash at end of period	$86,696	$138,313

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

The interim financial data as of September 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim financial data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the periods ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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

Senior Unsecured Notes Due 2029:  Our senior unsecured notes payable due in 2029 had a carrying value of $49.4 million and a fair value of $44.2 million as of September 30, 2023.   Our senior unsecured notes payable would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

Subordinated Debt Securities:  Our trust preferred securities had a carrying value of $56.0 million and a fair value of $39.1 million as of September 30, 2023. Our trust preferred securities would be included in Level 3 of the fair value hierarchy if they were reported at fair value.

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

As of September 30, 2023, the Company maintained a full valuation allowance of $46.4 million against its deferred tax assets because we determined that it is more likely than not that these assets will not be recoverable. If, in the future, we determine we can support the recoverability of all or a portion of the deferred tax assets under the guidance, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense and result in an increase in equity.  Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions at September 30, 2023.

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

Continued Listing Standard Notice from NASDAQ

On September 28, 2023, the Company was notified by Nasdaq Regulation that the Company no longer meets Rule 5450(b)(1)(c), which requires listed companies on the Nasdaq Global Market to maintain a minimum “Market Value of Publicly Held Shares”  (or “MVPHS”) of at least $5,000,000 in the last 30 consecutive business days. The Rules provide the Company a period of 180 calendar days to regain compliance with this requirement, after which the Company will be subject to delisting from the Nasdaq Global Market.

The Company may regain compliance with this Rule if the MVPHS of its common stock closes at $5,000,000 or above for at least 10 consecutive business days before the compliance period expires on March 26, 2024. The Nasdaq notification of non-compliance will not have an immediate impact on the listing of the Company’s common stock on the Nasdaq Global Market, will not directly affect the Company’s business operations or its SEC reporting obligations, and does not conflict with or cause an event of default under any of the Company’s material agreements.

The Company intends to actively monitor the trading activity of its shares of common stock and believes that this deficiency will be corrected within the compliance period; however, the Company is considering all available options.  These options include, without limitation, the transfer of the Company’s common stock to the Nasdaq Capital Market in 2024.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 could be adopted as of March 12, 2020 and are effective through December 31, 2024. We do not expect the adoption of this guidance to have a material effect on the Company’s results of operations, financial position or liquidity. Our subordinated debt securities have been changed to a new reference rate during this reporting period without any material financial or administrative impact. See Note 12 “Subordinated Debt Securities” for specifics of the change in reference rate.

Recently adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). ASU 2016-13 replaces the existing incurred loss impairment model with an expected credit loss impairment model. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected. The income statement includes the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that occur during the period. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, although ASU 2016-13 requires that they be presented as an allowance rather than as a write-down of the amortized cost. In situations where the estimate of credit loss on an available-for-sale debt security declines, we are able to record a reversal of the allowance to income in the current period, which was prohibited prior to the adoption of ASU 2016-13. The expected loss approach requires us to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The standard also requires expanded disclosures related to credit losses and credit quality indicators. As a smaller reporting company, ASU 2016-13 was effective for fiscal years of the Company beginning after December 15, 2022, including interim periods within those fiscal years and accordingly we adopted ASU 2016-13 effective with our March 31, 2023 interim reporting. ASU 2016-13 requires a modified retrospective transition method and early adoption is permitted. Application of the standard to our applicable assets, including debt securities, cash, premium receivable, accounts receivable, reinsurance recoverables and prepaid expenses, did not have a material impact on our financial results. After consideration of risk and qualitative factors for each asset type in scope, an allowance for expected credit losses of

$0.2 million was established in regards to reinsurance recoverables. See Note 6. “Investments” for a discussion regarding expected credit loss on our debt security assets. For determination of the reinsurance recoverables expected credit loss allowance, our Company relies on external ratings of credit worthiness from A.M. Best and collectability of recorded amounts considering letters of credit pledged by reinsurance partners. The external rating is utilized to place our reinsurance recoverables into appropriate risk layers of expected loss considering duration and historical loss patterns. The ratings at September 30, 2023 of our reinsurance recoverables, not offset by our liabilities for amounts owed to reinsurers and pledged letters of credit, are 95% rated A- or better .

3. Correction of Immaterial Error

Subsequent to filing our consolidated financial statements for the quarter ended June 30, 2023, we identified immaterial errors relating to tax effects recognized in other comprehensive income and related equal but offsetting errors recognized in income tax expense(benefit) of our income statement. We incorrectly recognized tax effects on components of other comprehensive income after establishing a full valuation allowance on our net deferred tax asset encompassing the period April 1, 2022 through June 30, 2023. The specific tax effect components within the Consolidated Statements of Comprehensive Loss giving rise to the aforementioned error and the resultant components affected within our Consolidated Balance Sheets are presented below.

Consolidated Statements of Comprehensive Loss	Consolidated Balance Sheet
Tax effect on actuarial gain or loss Tax effect on holding gain or loss Tax effect on reclassification of gain or loss	Retained (deficit) earnings Accumulated other comprehensive loss

In accordance with the SEC Staff Accounting Bulletins Topics 1.M and 1.N, the Company evaluated the materiality of this error both quantitatively and qualitatively and determined that it was not material to our current fiscal reporting year nor our previous fiscal reporting year. Accordingly, the current reporting period reflects an out-of-period adjustment for the cumulative effect of the immaterial error.

For clarity, illustrated below is the impact to the components of our Consolidated Statement of Stockholders’ (Deficit) Equity. The impact of the cumulative immaterial error of $512 thousand and ($512) thousand, respectively, is denoted with an asterisk and results in net effect of zero to our total stockholders’ (deficit) equity balance.

	Ended September 30, 2023
	Three Months	Nine Months
Retained (Deficit) Earnings
Balance, beginning of period	$(84,458)	$(33,407)
Net loss	(21,508)	(72,559)
Correction of immaterial error related to tax	512	512	*
Balance, end of period	(105,454)	(105,454)

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(5,489)	(8,492)
Additional minimum pension liability, net of tax	44	93
Unrealized holding gains (losses) arising during period, net of tax	1,154	3,047
Reclassification adjustment for (gains) losses included in net income, net of tax	123	1,184
Correction of immaterial error related to tax	(512)	(512)	*
Balance, end of period	$(4,680)	$(4,680)

4. Discontinued Operations Classification

On October 7, 2022 the Company consummated the sale of substantially all of its excess and surplus lines operations to Core Specialty Insurance Holdings, Inc. (“Core Specialty”) for $40.0 million cash consideration, plus an estimated $19.9 million consideration for the acquisition costs associated with certain net unearned premium reserves.  The Company retained the related loss and loss adjustment expenses (“LAE”) reserves of its excess and surplus lines businesses and will experience future cash outflows and change in estimates for these reserves until all claims have been settled. The transaction was comprised of substantially all of nine business units within the Company’s former Specialty Commercial Segment, certain related assets and liabilities, and the immediate transition to Core Specialty of approximately 200 employees who produce and support these lines of businesses. This transaction met the criteria for discontinued operations accounting. As a result, the results of operations for the affected excess and surplus lines are included in discontinued operations in our Consolidated Statements of Operations for all periods shown. The following table summarizes income (loss) from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross premiums written	$(54,688)	$113,502	$(25,459)	$331,190
Ceded premiums written	53,479	(70,088)	23,933	(203,861)
Net premiums written	(1,209)	43,414	(1,526)	127,329
Change in unearned premiums	-	(1,463)	-	859
Net premiums earned	(1,209)	41,951	(1,526)	128,188

Commissions and fees	-	241	-	810
Other income	1,978	-	6,786	-

Total revenues	769	42,192	5,260	128,998

Losses and loss adjustment expenses	3,184	31,244	(1,803)	95,174
Operating expenses	2,432	8,028	5,930	22,894
Amortization of intangible assets	-	119	-	357

Total expenses	5,616	39,391	4,127	118,425

(Loss) income from discontinued operations before tax	$(4,847)	$2,801	$1,133	$10,573
Income tax expense from discontinued operations	-	1,701	-	6,419
Net (loss) income from discontinued operations	$(4,847)	$1,100	$1,133	$4,154

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

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$22,678	$—	$22,678
Corporate bonds	—	170,247	—	170,247
Corporate bank loans	—	47,159	—	47,159
Municipal bonds	—	26,404	—	26,404
Mortgage-backed	—	1,196	—	1,196
Total debt securities	—	267,684	—	267,684
Total equity securities	19,759	—	—	19,759
Total investments	$19,759	$267,684	$—	$287,443

	As of December 31, 2022
	Quoted Prices in
	Active Markets for
	Identical Assets	Other Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
U.S. Treasury securities and obligations of U.S. Government	$—	$79,978	$—	$79,978
Corporate bonds	—	235,044	—	235,044
Corporate bank loans	—	75,183	—	75,183
Municipal bonds	—	35,018	—	35,018
Mortgage-backed	—	1,374	—	1,374
Total debt securities	—	426,597	—	426,597
Total equity securities	28,199	—	—	28,199
Total investments	$28,199	$426,597	$—	$454,796

There were no investments classified as Level 3 as of September 30, 2023 and December 31, 2022.

6. Investments

The amortized cost/carrying value and estimated fair value of investments in debt and equity securities by category is as follows (in thousands):

		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
As of September 30, 2023
U.S. Treasury securities and obligations of U.S. Government	$22,890	$-	$(212)	$22,678
Corporate bonds	172,385	267	(2,405)	170,247
Corporate bank loans	47,334	52	(227)	47,159
Municipal bonds	26,953	29	(578)	26,404
Mortgage-backed	1,413	6	(223)	1,196
Total debt securities	270,975	354	(3,645)	267,684
Total equity securities	21,142	3,673	(5,056)	19,759
Total investments	$292,117	$4,027	$(8,701)	$287,443

As of December 31, 2022
U.S. Treasury securities and obligations of U.S. Government	$80,616	$9	$(647)	$79,978
Corporate bonds	240,185	625	(5,766)	235,044
Corporate bank loans	76,418	6	(1,241)	75,183
Municipal bonds	35,390	51	(423)	35,018
Mortgage-backed	1,510	6	(142)	1,374
Total debt securities	434,119	697	(8,219)	426,597
Total equity securities	30,058	3,981	(5,840)	28,199
Total investments	$464,177	$4,678	$(14,059)	$454,796

As of September 30, 2023, the Company had negative total stockholders’ equity and thus all investment holdings qualified as being greater than 10% of stockholders’ equity. Our investment portfolio contains 320 distinct issuers, of which 93% by dollar value was in debt securities with the remaining amount in equity securities. Of the debt securities invested in 297 issuers, 82% by dollar value was considered investment grade.

Major categories of net investment gains (losses) on investments are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. Treasury securities and obligations of U.S. Government	$—	$300	$(22)	$300
Corporate bonds	(13)	160	(1,175)	172
Corporate bank loans	4	39	(151)	66
Municipal bonds	168	(4)	164	(12)
Mortgage-backed	—	9	—	—
Equity securities	(153)	—	460	1,141
(Loss) Gain on investments	6	504	(724)	1,667
Unrealized gains (losses) on equity securities	138	(3,325)	476	(8,431)
Investment gains (losses), net	$144	$(2,821)	$(248)	$(6,764)

We realized gross gains on investments of $0.25 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and $1.7 million during the nine months ended September 30, 2023 and 2022, respectively. We realized gross losses on investments of $0.24 million and $5 thousand for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $26 thousand during the nine months ended September 30, 2023 and 2022, respectively. We recorded proceeds from the sale of investment securities of $3.1 million and $0.2 million during the three months ended September 30, 2023 and 2022, respectively, and $61.6 million and $4.7 million during the nine months ended September 30, 2023 and 2022, respectively. Realized investment gains and losses are recognized in operations on the first in-first out method.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$21,536	$(191)	$1,141	$(21)	$22,677	$(212)
Corporate bonds	3,845	(64)	162,274	(2,341)	166,119	(2,405)
Corporate bank loans	7,682	(34)	22,703	(193)	30,385	(227)
Municipal bonds	3,693	(21)	6,825	(557)	10,518	(578)
Mortgage-backed	5	(1)	1,179	(222)	1,184	(223)
Total debt securities	36,761	(311)	194,122	(3,334)	230,883	(3,645)
Total equity securities	888	(65)	5,255	(4,991)	6,143	(5,056)
Total investments	$37,649	$(376)	$199,377	$(8,325)	$237,026	$(8,701)

	As of December 31, 2022
	12 months or less		Longer than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$17,543	$(67)	$37,622	$(580)	$55,165	$(647)
Corporate bonds	232,722	(5,764)	99	(2)	232,821	(5,766)
Corporate bank loans	37,339	(678)	36,107	(563)	73,446	(1,241)
Municipal bonds	10,293	(383)	2,275	(40)	12,568	(423)
Mortgage-backed	1,348	(136)	7	(6)	1,355	(142)
Total debt securities	299,245	(7,028)	76,110	(1,191)	375,355	(8,219)
Total equity securities	8,118	(3,835)	3,211	(2,005)	11,329	(5,840)
Total investments	$307,363	$(10,863)	$79,321	$(3,196)	$386,684	$(14,059)

We had a total of 197 debt securities with an unrealized loss position, of which 76 were in an unrealized loss position for less than one year and 121 were in an unrealized loss position for a period of one year or greater, as of September 30, 2023.  We held a total of 228 debt securities with an unrealized loss, of which 181 were in an unrealized loss position for less than one year and 47 were in an unrealized loss position for a period of one year or greater, as of December 31, 2022. We consider these unrealized losses as a temporary decline in value as they are on securities that we do not intend to sell and do not believe we will be required to sell prior to recovery of our amortized cost basis. The gross unrealized losses on the debt security positions at September 30, 2023 and December 31, 2022 were due predominately to market and interest rate fluctuations occurring in the ordinary course of business. Should we determine that a debt security in an unrealized loss position is likely to be sold before recovery of our amortized cost basis, we would recognize the unrealized loss.

Additionally, in accordance with ASU 2016-13, the Company estimates what is expected to not be collectable over the remaining life of its debt securities that are in an unrealized loss position by employing qualitative analysis without regard for time spent in an unrealized loss position. The significant inputs used to determine the amount of expected credit loss in our debt security portfolio begins with an analysis of held securities experiencing credit rating downgrades in the current reporting period.  Further inputs, such as performance indicators of the issuer’s business model, underlying assets, credit support and debt leverage are gathered as necessary based on our initial analysis step. If warranted, updated cash flow expectations are developed based on the aforementioned inputs. The Company concluded that based on current evidence there is no expected credit loss allowance necessary as of September 30, 2023. We presently expect that all debt securities held in our investment portfolio will be paid in accordance with their contractual terms.

Equity investments that are not consolidated or accounted for under the equity method of accounting with readily determinable fair values are not required to be evaluated for other-than-temporary-impairment.

The amortized cost and estimated fair value of debt securities at September 30, 2023 by contractual maturity are as follows. Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$174,304	$172,582
Due after one year through five years	78,754	77,939
Due after five years through ten years	9,421	9,323
Due after ten years	7,083	6,644
Mortgage-backed	1,413	1,196
	$270,975	$267,684

7. Pledged Investments

We have pledged certain of our securities for the benefit of various state insurance departments, reinsurers and fronting partners. These securities are included with our available-for-sale debt securities because we have the ability to trade these securities. We retain the investment income on these securities. These securities had a carrying value of $135.0 million and $40.9 million at September 30, 2023 and December 31, 2022, respectively. The increase from December 31, 2022 is related to the agreement entered into with an A.M. Best rated “A” insurance company on May 5, 2023 to front new and renewal business that requires an A.M. Best rating at or above a certain level. The carrying value of pledged investments associated with the aforementioned agreement is $118.7 million at September 30, 2023.

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

Year to-date activity in the consolidated reserves for unpaid losses and LAE is summarized as follows (in thousands):

	2023	2022
Balance at January 1	$880,869	$816,681
Less reinsurance recoverable	420,693	387,915
Net balance at January 1	460,176	428,766

Incurred related to:
Current year - continuing operations	90,810	85,335
Prior years - continuing operations	15,179	75,833
Continuing operations	105,989	161,168
Current year - discontinued operations	2,254	82,829
Prior years - discontinued operations	(4,057)	12,345
Discontinued operations	(1,803)	95,174
Total incurred from continuing and discontinued operations	104,186	256,342

Paid related to:
Current year - continuing operations	35,916	41,816
Prior years - continuing operations	112,080	79,948
Continuing operations	147,996	121,764
Current year - discontinued operations	4,669	13,738
Prior years - discontinued operations	73,009	65,106
Discontinued operations	77,678	78,844
Total paid from continuing and discontinued operations	225,674	200,608

Net balance at September 30	338,688	484,500
Plus reinsurance recoverable	381,299	374,388
Balance at September 30	$719,987	$858,888

The year-to-date impact from the net unfavorable net prior years’ loss development on each reporting segment for continuing operations is presented below:

	Nine Months Ended September 30,
	2023	2022
Commercial Lines Segment	$1,594	$250
Personal Lines Segment	3,982	5,218
Runoff Segment	9,603	70,365
Corporate	—	—
Total unfavorable net prior year development	$15,179	$75,833

The following describes the primary factors behind each segment’s net prior accident year reserve development for the nine months ended September 30, 2023 and 2022:

Nine months ended September 30, 2023:

●	Commercial Lines Segment. Our Commercial Accounts business unit overall experienced net unfavorable development driven by accident year 2022 events stemming primarily from CAT events but with non-CAT related activity also experiencing unfavorable development offset, in part, by our Aviation business unit’s net favorable development which also primarily originated from accident year

2022 activity. The Aviation unit’s net favorable development exclusively centered around non-CAT events. Workers Compensation operating unit was relatively flat experiencing $0.1 million of net unfavorable development.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2021 and 2022 accident years due in part to rising inflationary trends, specifically loss costs, that the industry began experiencing in 2021.
●	Runoff Segment. Net unfavorable development in our Runoff lines of business was solely attributable to the binding commercial automobile liability line of business with multiple accident years experiencing unfavorable development, primarily concentrated in the 2020 and prior accident years.

Nine months ended September 30, 2022:

●	Commercial Lines Segment. Our Commercial Accounts business unit experienced net unfavorable development in the general liability line of business in all accident years, partially offset by net favorable development in the property and commercial auto liability lines of business primarily in accident years 2021, 2020 and 2019. Our Aviation business unit experienced net favorable development in the 2021 accident year, partially offset by net unfavorable development in the 2020 and 2019 accident years. The run-off from our former Workers Compensation operating unit experienced net unfavorable development in the 2015 and prior accident years.
●	Personal Segment. Net unfavorable development in our Specialty Personal Lines business unit was driven predominately by unfavorable development attributable to the 2021 and 2020 accident years due in part to rising inflationary trends, specifically loss costs, that the industry began experiencing in 2021.
●	Runoff Segment. Our binding commercial automobile liability line of business experienced net unfavorable development in the 2020 and prior accident years due in part to exceeding the aggregate limit of the loss portfolio transfer agreement covering accident years 2019 and prior entered into during 2020. We experienced net unfavorable development in our senior care facilities and satellite launch business, as well as commercial automobile liability program.

9. Share-Based Payment Arrangements

Our 2015 Long Term Incentive Plan (“2015 LTIP”) was approved by shareholders on May 29, 2015.  There are 200,000 shares authorized for issuance under the 2015 LTIP.  As of September 30, 2023, restricted stock units representing the right to receive up to 88,196 shares of our common stock were outstanding under the 2015 LTIP.  There were no stock options outstanding under the 2015 LTIP as of September 30, 2023.

Stock Options:

There were no stock options outstanding at any point during the three or nine months ended September 30, 2023 or 2022.  There were no stock options granted, exercised or forfeited during the three or nine months ended September 30, 2023 or 2022, respectively.  As of September 30, 2023, there was no unrecognized compensation cost related to non-vested stock options.

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

The performance criteria for restricted stock units vary based on grantee. The number of shares of common stock to be received ranges from 50% to 150% of the number of restricted stock units granted based on the level of achievement of the performance criteria. Grantees of restricted stock units do not have any rights of a stockholder and do not participate in any distributions to our common stockholders until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share” (Topic 260), and are not included in the calculation of basic or diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on our best estimate of the ultimate achievement level.  The grant date fair value of restricted stock units granted in 2019, 2021 and 2022 was $181.00, $42.10 and $36.20 per unit, respectively.  We incurred compensation expense of $34 thousand and $173 thousand related to restricted stock units during the three months and nine months ended September 30, 2023, respectively. We incurred compensation expense (benefit) of $(203) thousand and $233 thousand related to restricted stock units during the three months and nine months ended September 30, 2022, respectively.

The following table details the status of our restricted stock units as of and for the nine months ended September 30, 2023 and 2022.

	Number of Restricted Stock Units
	2023	2022
Nonvested at January 1	69,316	58,169
Granted	—	61,175
Vested	—	(1,236)
Forfeited	(10,519)	(46,704)
Nonvested at September 30	58,797	71,404

As of September 30, 2023, there was $1.1 million of unrecognized grant date compensation cost related to unvested restricted stock units assuming compensation cost accrual at target achievement level.  Based on the current performance estimate, we expect to recognize $0.5 million of compensation cost related to unvested restricted stock units, of which $0.1 million is expected to be recognized during the remainder of 2023, $0.2 million in 2024, $0.1 million in 2025 and $0.1 million in 2026.

10. Segment Information

The following is business segment information for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Commercial Lines Segment	$21,271	$18,574	$66,082	$55,064
Personal Lines Segment	16,343	16,529	45,087	49,889
Runoff Segment	(71)	2,229	42	10,724
Corporate	4,356	900	12,429	1,936
Consolidated	$41,899	$38,232	$123,640	$117,613

Depreciation and Amortization Expense
Commercial Lines Segment	$190	$150	$532	$414
Personal Lines Segment	74	153	201	271
Runoff Segment	5	5	15	180
Corporate	171	186	511	539
Consolidated	$440	$494	$1,259	$1,404

Interest Expense
Commercial Lines Segment	$—	$—	$—	$—
Personal Lines Segment	—	—	—	—
Runoff Segment	—	—	—	—
Corporate	2,036	1,528	5,872	4,158
Consolidated	$2,036	$1,528	$5,872	$4,158

Tax (Benefit) Expense
Commercial Lines Segment	$(26)	$89	$(43)	$224
Personal Lines Segment	54	28	(21)	420
Runoff Segment	405	(1,000)	(141)	3,887
Corporate	23	(124)	(6)	711
Consolidated	$456	$(1,007)	$(211)	$5,242

Pre-tax (loss) income
Commercial Lines Segment	$(13,654)	$(2,762)	$(15,151)	$(4,261)
Personal Lines Segment	(773)	(3,637)	(7,265)	(7,989)
Runoff Segment*	(2,041)	(19,612)	(49,266)	(73,929)
Corporate	263	(4,249)	(2,221)	(13,522)
Consolidated	$(16,205)	$(30,260)	$(73,903)	$(99,701)

*The pre-tax loss for the Runoff Segment for the three months and nine months ended September 30, 2023 includes a $0.0 and $36.8 million, respectively, write-off to bad debt expense related to a receivable from DARAG; (See Note 11, “Reinsurance – Loss Portfolio Transfer”).

The following presents additional business segment information as of the dates indicated (in thousands):

	September 30,	December 31,
Assets:	2023	2022
Commercial Lines Segment	$223,302	$219,636
Personal Lines Segment	82,978	110,807
Runoff Segment	165,639	349,850
Corporate	621,003	856,409
Consolidated	$1,092,922	$1,536,702

11. Reinsurance

We reinsure a portion of the risk we underwrite in order to control the exposure to losses and to protect capital resources. We cede to reinsurers a portion of these risks and pay premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we are ultimately liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after allowances for uncollectible amounts. We monitor the financial condition of reinsurers on an ongoing basis and review our reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. In order to mitigate credit risk to reinsurance companies, most of our reinsurance recoverable balance as of September 30, 2023 was with reinsurers that had an A.M. Best rating of “A-” or better. We also mitigate our credit risk for the remaining reinsurance recoverable by obtaining letters of credit.

The following table shows earned premiums ceded and reinsurance loss recoveries for continuing operations by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Ceded earned premiums	$15,695	$16,866	$45,146	$51,265
Reinsurance loss recoveries	$24,560	$21,092	$48,803	$75,395

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

The Reinsurers and the Hallmark Insurers submitted to binding arbitration a dispute that arose regarding the rights and obligations of the parties under the LPT Contract. An interim binding arbitration award was declared by the arbitration panel on May 4, 2023 and consequently the Company recognized in the year-to-date reporting period ended March 31, 2023 a write-off to bad debt expense of $32.9 million of the receivable established by the Company. The final definitive binding award was declared June 2, 2023 and consequently an additional write-off to bad debt expense was recognized bringing the total write-off to $36.8 million for the year-to-date reporting period ended September 30, 2023. As of September 30, 2023, our consolidated balance sheet do not include any amount related to receivables from DARAG.

12. Subordinated Debt Securities

We issued trust preferred securities through Trust I and Trust II.  These Delaware statutory trusts are sponsored and wholly-owned by Hallmark, and each was created solely for the purpose of issuing the trust preferred securities.  Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the junior subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity. The applicable interest rate is adjusted each quarter and until June 30, 2023 the benchmark interest rate LIBOR was utilized in the quarterly interest rate determination. Due to LIBOR reaching end of life, the benchmark rate is now the three month Secured Overnight Financing Rate, “SOFR”, rate plus the three month Tenor spread in accordance with the Board of Governors of the Federal Reserve System adoption of a final rule to implement the Adjustable Interest Rate Act  effective February 27, 2023. The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants. Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  We may elect to defer payments of interest on the trust subordinated debt securities by extending the interest payment period for up to 20 consecutive quarterly periods.  As of September 30, 2023, we have deferred interest for 12 consecutive quarters. During any such extension period, interest continues to accrue on the trust subordinated debt securities, as well as interest on such accrued interest. As of September 30, 2023, we have deferred $8.5 million of interest on the trust subordinated securities which is included in our Consolidated Balance Sheets as a liability in the line item accounts payable and other accrued expenses.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month SOFR + Three Month Tenor + 3.25%	Three Month SOFR + Three Month Tenor + 2.90%
Current interest rate at September 30, 2023	8.92%	8.57%

13. Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities.  The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%.  The Company’s debt to capital ratio exceeds 100.0% as of September 30, 2023.

14. Deferred Policy Acquisition Costs

The following table shows total deferred and amortized policy acquisition cost activity by period for both continuing and discontinued operations  as reported in operating expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Deferred	$(12,077)	$(24,688)	$(29,549)	$(40,782)
Amortized	7,259	24,665	14,881	42,252
Net	$(4,818)	$(23)	$(14,668)	$1,470

15. Earnings per Share

The following table sets forth basic and diluted weighted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Weighted average shares - basic	1,818	1,819	1,818	1,818
Effect of dilutive securities	—	—	—	—
Weighted average shares - assuming dilution	1,818	1,819	1,818	1,818

We had no shares of common stock potentially issuable upon exercise of employee stock options for the three and nine months ended September 30, 2023 and 2022.

16. Net Periodic Pension Cost

The following table details the net periodic pension cost incurred by period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest cost	$111	$75	$333	$225
Amortization of net actuarial loss	31	27	93	79
Expected return on plan assets	(149)	(191)	(447)	(573)
Net periodic pension cost	$(7)	$(89)	$(21)	$(269)
Contributed amount	$—	$—	$—	$—

17 Income Taxes

Our effective income tax rate for the nine months ended September 30, 2023 and 2022 was 0.3% and -13.1%, respectively.  During the nine months ended September 30, 2023 and 2022, we carried a full valuation allowance of $46.4 and $30.4 million, respectively, against our net deferred tax assets primarily due to recent net losses, including the current period net loss. (See Note 2 “Basis of Presentation – Income Taxes”).

18. Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	As of September 30,
	2023	2022

Cash and cash equivalents	$75,667	$129,468
Restricted cash	11,029	8,845
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$86,696	$138,313

Restricted cash represents amounts required to be set aside by a contractual agreement with a third-party insurer, amounts pledged for the benefit of various state insurance departments, and the fronting arrangement.

The following table provides supplemental cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

Interest paid	$3,231	$5,138

Income taxes recovered	$3,000	$15,529

Supplemental schedule of non-cash investing activities:

Receivable for securities related to investment disposals	$1,981	$883

Payable for securities related to investment purchases	$5	$—

19. Commitments and Contingencies

As of September 30, 2023 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

From time to time, assessments are levied on us by the guaranty association of the states where we offer our insurance products. Such assessments are made primarily to cover the losses of policyholders of insolvent or rehabilitated insurers. Since these assessments can generally be recovered through a reduction in future premium taxes paid, we capitalize the assessments that can be recovered as they are paid and amortize the capitalized balance against our premium tax expense. We did not pay any material assessments during the first nine months of 2023 or 2022.

20. Changes in Accumulated Other Comprehensive Loss Balances

The changes in accumulated other comprehensive (loss) balances as of September 30, 2023 and 2022 were as follows (in thousands):

	Pension		Accumulated Other
	Asset	Unrealized	Comprehensive
	(Liability)	Gains (Loss)	Income (Loss)
Balance at January 1, 2022	$(2,641)	$1,606	$(1,035)
Other comprehensive loss:
Change in recognized net actuarial loss	78	—	78
Tax effect on change in recognized net actuarial loss	(16)	—	(16)
Unrealized holding losses arising during the period	—	(11,189)	(11,189)
Tax effect on unrealized losses arising during the period	—	2,350	2,350
Reclassification adjustment for net investment gains included in net income	—	(526)	(526)
Tax effect on reclassification adjustment for net investment gains included in net income	—	110	110
Change in other comprehensive income (loss), net of tax	62	(9,255)	(9,193)
Balance at September 30, 2022	$(2,579)	$(7,649)	$(10,228)

Balance at January 1, 2023	$(2,656)	$(5,836)	$(8,492)
Other comprehensive loss:
Change in recognized net actuarial loss	93	—	93
Unrealized holding gains arising during the period	—	3,047	3,047
Reclassification adjustment for net investment losses included in net income	—	1,184	1,184
Change in other comprehensive income, net of tax	93	4,231	4,324
Correction of immaterial error related to tax effect (see Note 3)	3	(515)	(512)
Balance at September 30, 2023	$(2,560)	$(2,120)	$(4,680)

21. Leases

Right-of-use assets are included in the other assets line item and lease liabilities are included in the accounts payable and other accrued expenses line item of the consolidated balance sheets. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. Since our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements have lease and non-lease components, which are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations predominately pertain to office leases utilized in the operation of our business. Our leases have remaining terms of one to 11 years, some of which include options to extend the leases. The components of lease expense and related cash information as of and during the three month and nine month periods ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating lease cost	$505	$706	$1,582	$2,086

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$400	$602	$1,257	$1,747

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$—

Other lease information as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30,	December 31,
	2023	2022

Operating lease right-of-use assets	$10,479	$12,481

Operating lease liabilities	$12,803	$14,759

Weighted-average remaining lease term - operating leases	10.3	10.5

Weighted-average discount rate - operating leases	6.25%	6.23%

No short-term lease payments were excluded in our lease liability during the nine months ended September 30, 2023.

Future minimum lease payments under non-cancellable leases as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022

2023	$465	$2,224
2024	1,873	2,421
2025	2,097	2,537
2026	2,134	2,497
2027	2,171	2,171
Thereafter	13,597	13,597
Total future minimum lease payments	$22,337	$25,447

Less imputed interest	$(9,534)	$(10,688)
Total operating lease liability	$12,803	$14,759

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

AHIC, HIC, HSIC and HNIC have entered into a pooling arrangement pursuant to which AHIC retains 28% of the total net premiums written by any of them, HIC retains 38% of our total net premiums written by any of them, HSIC retains 21% of our total net premiums written by any of them and HNIC retains 13% of our total net premiums written by any of them. Neither HCM nor TBIC is a party to the intercompany pooling arrangement..

Results of Operations

Management overview. During the three months ended September 30, 2023, our total revenue from continuing operations was $41.9 million, representing an increase of 10% from the $38.2 million in total revenue from continuing operations for the same period of 2022. During the nine months ended September 30, 2023, our total revenue from continuing operations was $123.6 million, representing a increase of 5% from the $117.6 million in total revenue from continuing operations for the same period of 2022. During the three months ended September 30, 2023, we reported a pre-tax loss from continuing operations of $16.2 million, as compared to a pre-tax loss from continuing operations of $30.3 million reported during the same period the prior year. During the nine months ended September 30, 2023, we reported a pre-tax loss from continuing operations of $73.9 million, as compared to a pre-tax loss from continuing operations of $99.7 million reported during the same period the prior year.

The increase in revenue from continuing operations for the three months ended September 30, 2023 compared to the same period of the prior year was the result of higher net premiums earned of $0.4 million, higher net investment income of $0.5 million and higher net investment gains of $3.0 million, partially offset by lower finance charges of $0.1 million and lower miscellaneous income of $0.1 million, The increase in revenue from continuing operations for the nine months ended September 30, 2023 compared to the same period of the prior year was primarily due to higher net investment income of $3.9 million and higher net investment gains of $6.5 million, partially offset by lower premiums earned of $3.8 million and lower finance charges of $0.5 million.

The improvement in pre-tax loss from continuing operations of $14.1 million for the three months ended September 30, 2023 compared to the same period of the prior year is due to the increased revenue discussed above, lower losses and loss adjustment expenses (“LAE”) of $9.7 million and lower operating expenses from continuing operations of $1.2 million partially offset by higher interest expense of $0.5 million. The decrease in losses and LAE from continuing operations of $9.7 million as compared to the same period of the prior year stems primarily from a decline in unfavorable prior year loss reserve development of $17.1 million of which $16.8 million originates from our Runoff Segment. Offsetting, in part, the lower unfavorable prior year loss development was an increase in current accident year CAT net incurred of $9.1 million and 2.3 million of reinstatement premium primarily driven by the recent Maui wildfire event. The decrease in operating expenses from continuing operations of $1.2 million is primarily from cost containment efforts which yielded lower employee related cost for the comparative period. Interest expense increased $0.5 million compared to the same period the prior year due to the rising interest rate environment of 2023.

The improvement of pre-tax results from continuing operations of $25.8 million for the nine months ended September 30, 2023 compared to the same period of the prior year was driven by the higher net investment income and investment gains, previously discussed, plus lower losses and LAE incurred of $55.2 million offset, in part, by higher operating expense and interest expense. The comparative decrease in losses and LAE from continuing operations as compared to the same period was due to less unfavorable prior year loss reserve development of $60.7 million and lower non-CAT current accident year incurred of $5.3 million partially offset by higher current accident year CAT related incurred of $10.8 million. Our Runoff Segment was the primary driver for the year-to-date comparative decline in both the prior year loss reserve development and non-CAT current accident year incurred losses and LAE from continuing operations with comparative decreases of $60.8 million and $8.6 million, respectively. Our Commercial Segment accounted for $10.1 million of the $10.8 million increase in CAT related net incurred stemming from the Maui wildfire event occurring during the current quarter. The comparative increase in operating expenses from continuing operations of $33.8 million is solely due to the write-off of a receivable from a reinsurer of $36.8 million as a result of the final binding arbitration decision on June 2, 2023, (see Note 11, “Reinsurance – Loss Portfolio Transfer”). Interest expense increased $1.7 million compared to the same period the prior year due to the rising interest rate environment of 2023.

We reported a net loss from continuing operations of $16.7 million for the three months ended September 30, 2023 as compared to a net loss from continuing operations of $29.3 million for the same period in 2022. We reported a net loss from continuing operations of $72.6 million for the nine months ended September 30, 2023 as compared to a net loss from continuing operations of $100.8 million for the same period in 2022.  On a diluted basis per share, we reported net loss from continuing operations of $9.16 per share for the three months ended September 30, 2023, compared to a net loss from continuing operations of $6.08 per share for the same period in 2022.  On a diluted basis per share, we reported net loss from continuing operations of $40.53 per share for the nine months ended September 30, 2023, compared to a net loss from continuing operations of $55.44 per share for the same period in 2022.

We reported a net loss of $21.5 million for the three months ended September 30, 2023 as compared to a net loss of $28.2 million for the same period in 2022.  The net loss for the three months ended September 30, 2023 was the result of the net loss from continuing operations  plus the net loss from discontinued operations of $4.8 million.  The net loss for the three months ended September 30, 2022 was the result of the net loss from continuing operations offset in part by net income from discontinued operations of $1.1 million.  On a diluted basis per share, we reported a net loss of $11.83 per share for the three months ended September 30, 2023, compared to net loss of $15.48 per share for the same period in 2022.

We reported a net loss of $72.6 million for the nine months ended September 30, 2023 as compared to a net loss of $100.8 million for the same period in 2022. The net loss for the nine months ended September 30, 2023 and 2022 was the result of the net loss from continuing operations partially offset by net income from discontinued operations of $1.1 million and $4.2 million, respectively.  On a diluted basis per share, we reported a net loss of $39.91 per share for the nine months ended September 30, 2023, compared to net loss of $55.44 per share for the same period in 2022.

Our effective tax rate was 0.3% for the nine months September 30, 2023 compared to 13.1% for the same period in 2022.  These rates vary from statutory tax rates as a result of carrying a full valuation allowance against our deferred tax assets at September 30, 2023 and September 30, 2022, (see Note 2, “Basis of Presentation – Income Taxes”).

Third Quarter 2023 as Compared to Third Quarter 2022

The following is additional business segment information for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	Commercial Lines		Personal Lines
	Segment		Segment		Runoff Segment		Corporate		Consolidated
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross premiums written	$31,096	$34,556	$23,194	$15,638	$3	$2,326	$—	$—	$54,293	$52,520
Ceded premiums written	(10,461)	(15,801)	(105)	(76)	11	(25)	—	—	(10,555)	(15,902)
Net premiums written	20,635	18,755	23,089	15,562	14	2,301	—	—	43,738	36,618
Change in unearned premiums	617	(206)	(7,577)	38	1	(70)	—	—	(6,959)	(238)
Net premiums earned	21,252	18,549	15,512	15,600	15	2,231	—	—	36,779	36,380

Total revenues	21,271	18,574	16,343	16,529	(71)	2,229	4,356	900	41,899	38,232

Losses and loss adjustment expenses	26,070	14,484	11,826	14,735	1,577	19,922	—	—	39,473	49,141

Pre-tax (loss) income	$(13,654)	$(2,762)	$(773)	$(3,637)	$(2,041)	$(19,612)	$263	$(4,249)	$(16,205)	$(30,260)

Net loss ratio (1)	122.7%	78.1%	76.2%	94.5%	N/A (2)%	893.0%			107.3%	135.1%
Net expense ratio (1)	41.6%	37.9%	28.8%	30.3%	N/A (2)%	45.1%			42.8%	42.0%
Net combined ratio (1)	164.3%	116.0%	105.0%	124.8%	N/A (2)%	938.1%			150.1%	177.1%

Net Unfavorable (Favorable) Prior Year Development	$825	$300	$990	$1,810	$1,764	$18,528			$3,579	$20,638

(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.
(2)	N/A - our Runoff Segment has reached a point of maturity that earned premium is minimal and renders any ratios no longer meaningful

Commercial Lines Segment

Gross premiums written for the Commercial Lines Segment were $31.1 million for the three months ended September 30, 2023, which was $3.5 million less than the $34.6 million reported for the same period in 2022.  Net premiums written were $20.6 million for the three months ended September 30, 2023 as compared to $18.7 million for the same period in 2022, an increase of $1.9 million.  The decrease in gross premiums written is driven by an overall decrease in gross premiums written in our current geographic footprint.  Net premiums written were higher overall stemming primarily from our Aviation business unit as we increased our retention level of premium and thus reduced the amount ceded to nonaffiliate insurers.

Total revenue for the Commercial Lines Segment of $21.3 million for the three months ended September 30, 2023, was $2.7 million more than the $18.6 million reported for the same period in 2022. This increase in total revenue was entirely due to higher net premiums earned of $2.7 million , net of $2.3 million of reinstatement premium primarily related to the Maui wildfire in our Commercial Accounts business unit, for the three months ended September 30, 2023 as compared to the same period of 2022.

The Commercial Lines Segment reported pre-tax loss of $13.7 million for the three months ended September 30, 2023 driven by a $14.6 million and $0.5 million pre-tax loss in our Commercial Accounts business unit and discontinued commercial business unit, respectively, offset by a $1.4 million pre-tax gain in our Aviation business unit as compared to a pre-tax loss of $2.8 million for the same period of 2022 driven by a $2.7 million pre-tax loss in our Commercial Accounts business unit and a $50 thousand pre-tax loss in our Aviation business unit.  The decline in the pre-tax result was due to higher operating expense of $2.0 million and higher net losses and LAE of $11.6 million partially offset by higher net earned premium as discussed above of $2.7 million, net of $2.3 million of reinstatement premium primarily related to the Maui wildfire. The increase in operating expenses during the three months ended September 30, 2023 as compared to the same period the prior year was primarily the result of higher production cost associated with the increase in net premium production discussed above. The net losses and LAE comparative increase was primarily driven by a $8.7 million increase in CAT current accident year incurred due to the recent Maui wildfire event.

The Commercial Lines Segment reported a net loss ratio of 122.7% for the three months ended September 30, 2023 as compared to 78.1% for the same period of 2022.  The gross loss ratio before reinsurance for the three months ended September 30, 2023 was 134.7% as compared to 61.0% reported for the same period of 2022.  The bulk of the comparative increase in the gross loss ratio was due to a 674 basis point increase in CAT current accident year incurred due to the recent Maui wildfire event occurring in the current quarter. The higher net loss ratio during the three months ended September 30, 2023 as compared to the same period the prior year was similarly driven by the CAT current accident year increase of 398 basis points. The Commercial Lines Segment reported a net expense ratio of 41.6% for the third quarter of 2023 as compared to 37.9% for the same period of 2022.  The increase in the net expense ratio was due to higher operating expenses and reinstatement premium as discussed above.

We have taken the following actions to address the profitability and the overall volatility of the property results in our Commercial Accounts business unit. Our Commercial Accounts business unit continues to achieve rate increase including during the third quarter of 2023, a 6.2% property rate and 4.2% casualty rate increases. Additionally, effective February 1, 2023, our Commercial Accounts business filed an overall countrywide rate change of 24.4% in our property line of business.  Furthermore, our Commercial Accounts business unit is exiting certain unprofitable property classes and shifting marketing tactics in weather-prone states to industries and classes that are more casualty premium-driven accounts.

Personal Segment

Gross premiums written for the Personal Segment were $23.2 million and $15.6 million for the three months ended September 30, 2023 and September 30, 2022, respectively.  Net premiums written for the Personal Segment were $23.1 million and $15.6 million in the third quarter of 2023 and 2022, respectively. The third quarter comparative increase to gross and net premiums written was attributable to both an increase in the number of new personal auto applications and an upward revision of personal auto rates. Furthermore, targeted rate increases have been ongoing since 2022 which included an aggregate countrywide net increase of 40% and continued into 2023 including the third quarter of 2023 which experienced personal auto rate increases in 8 states aggregating a countrywide net increase of approximately 7%.

Total revenue for the Personal Segment was $16.3 million for third quarter of 2023 as compared to $16.5 million for the same period in 2022.  The decrease in revenue was primarily due to lower net premiums earned of $0.1 million  and lower finance charges of $0.1 million during the third quarter of 2023 as compared to the same period during 2022.

Pre-tax loss for the Personal Segment was $0.8 million for the three months ended September 30, 2023 as compared to a pre-tax loss of $3.6 million for the same period of 2022.  The improvement in pre-tax loss is due to lower net losses and LAE and lower operating expense of $2.9 million and $0.1 million respectively, offset in part by the lower revenue discussed above for the three months ended September 30, 2023 as compared to the same period during 2022.

The Personal Segment reported a net loss ratio of 76.2% for the three months ended September 30, 2023 as compared to 94.5% for the same period of 2022.  The gross loss ratio before reinsurance was 77.4% for the three months ended September 30, 2023 and 94.7% for the three months ended September 30, 2022.  The Personal Segment comparative decrease in net loss ratio of 1,830 basis points consists of a 1,400 basis point decrease in non-CAT current accident year loss, 240 basis point increase in CAT current accident year loss, 520 basis point decrease in unfavorable net loss reserve development and 150 basis point decrease in unallocated LAE.  The Personal Segment reported a net expense ratio of 28.8% for the third quarter of 2023 as compared to 30.3% for the same period of 2022.  The decrease in the expense ratio was due to a combination of lower operating expense and higher net premiums earned.

Runoff Segment

Gross premiums written for the Runoff Segment were $3 thousand for the three months ended September 30, 2023, which was $2.3 million less than the $2.3 million reported for the same period of 2022.  Net premiums written were $14 thousand for the three months ended September 30, 2023 as compared to $2.3 million for the same period of 2022.

The decrease in gross premiums written and net premiums written reflect the stage of maturity of our decision in prior periods to halt our senior care facilities business as well as certain specialty programs.

The negative $71 thousand of total revenue for the three months ended September 30, 2023 was $2.3 million less than the $2.2 million reported by the Runoff Segment for the same period in 2022.  This decline in revenue is due to the lower net premiums earned for reasons previously discussed above regarding written premium.

The Runoff Segment reported a pre-tax loss of $2.0 million for the third quarter of 2023 as compared to pre-tax loss of $19.6 million reported for the same period in 2022.  The improvement in pre-tax loss was primarily due to lower net losses and LAE and lower operating expense of $18.4 million and $1.5 million , respectively, for the quarter ended September 30, 2023 compared to the same period of the prior year partially offset by the lower total revenue discussed above for the comparative period. The comparative decrease in operating expense is solely due to lower production expenses related to the decline in written premium production. The comparative decrease in net losses and LAE is primarily due to $16.8 million less unfavorable net prior year development in the third quarter of 2023 compared to the same period of 2022 coupled with $1.6 million less non-CAT current accident year loss for the comparative period due to the substantial decline in the number of policies in force.  The bulk of the comparative decline in unfavorable net prior year development stems from a $12.0 million decline in the binding auto business with the remaining cumulative decline of $4.8 million coming from our remaining runoff lines of business.

Corporate

Total revenue for Corporate increased by $3.5 million for the three months ended September 30, 2023 as compared to the same period the prior year as a result of a $0.5 million increase in net investment income coupled with higher net investment gains of $3.0 million.  Corporate pre-tax income was $0.3 million for the three months ended September 30, 2023 as compared to a pre-tax loss of $4.2 million for the same period of 2022.  The improvement in pre-tax results for the third quarter of 2023 as compared to the same period for 2022 was primarily due to the increase in revenue previously discussed above coupled with lower operating expenses of $1.6 million partially offset by higher interest expense of $0.6 million.

Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022

The following is additional business segment information for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	Commercial Lines		Personal Lines
	Segment		Segment		Runoff Specialty Segment		Corporate		Consolidated
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross premiums written	$113,733	$110,013	$51,919	$47,589	$324	$10,255	$—	$—	$165,976	$167,857
Ceded premiums written	(35,460)	(51,434)	(316)	(226)	(206)	(872)	—	—	(35,982)	(52,532)
Net premiums written	78,273	58,579	51,603	47,363	118	9,383	—	—	129,994	115,325
Change in unearned premiums	(12,239)	(3,584)	(8,859)	(350)	10	1,341	—	—	(21,088)	(2,593)
Net premiums earned	66,034	54,995	42,744	47,013	128	10,724	—	—	108,906	112,732

Total revenues	66,082	55,064	45,087	49,889	42	10,724	12,429	1,936	123,640	117,613

Losses and loss adjustment expenses	59,483	40,398	36,469	41,408	10,037	79,362	—	—	105,989	161,168

Pre-tax loss	(15,151)	(4,261)	(7,265)	(7,989)	(49,266)	(73,929)	(2,221)	(13,522)	(73,903)	(99,701)

Net loss ratio (1)	90.1%	73.5%	85.3%	88.1%	N/A (2)%	740.0%			97.3%	143.0%
Net expense ratio (1)	32.9%	35.7%	31.8%	30.3%	N/A (2)%	40.3%			76.5%	41.1%
Net combined ratio (1)	123.0%	109.2%	117.1%	118.4%	N/A (2)%	780.3%			173.8%	184.1%

Net Unfavorable (Favorable) Prior Year Development	1,594	250	3,982	5,218	9,603	70,365			15,179	75,833
(1)	The net loss ratio is calculated as incurred losses and LAE divided by net premiums earned, each determined in accordance with GAAP. The net expense ratio is calculated as total underwriting expenses offset by agency fee income divided by net premiums earned, each determined in accordance with GAAP. Net combined ratio is calculated as the sum of the net loss ratio and the net expense ratio.
(2)	N/A - our Runoff Segment has reached a point of maturity that earned premium is minimal and renders any ratios no longer meaningful

Commercial Lines Segment

Gross premiums written for the Commercial Lines Segment were $113.7 million for the nine months ended September 30, 2023, which was $3.7 million more than the $110.0 million reported for the same period in 2022.  Net premiums written were $78.3 million for the nine months ended September 30, 2023 as compared to $58.6 million for the same period in 2022, an increase of $19.7 million.  The increase in the gross premiums written was due to higher premium production in our Commercial Accounts business unit offset.  The increase in the net premiums written was attributable to our Commercial Accounts business and our Aviation business unit. The Aviation net premiums written were higher as we increased our retention level of premium and thus reduced the amount ceded to nonaffiliate insurers.

Total revenue for the Commercial Lines Segment of $66.1 million for the nine months ended September 30, 2023, was $11.0 million more than the $55.1 million reported for the same period in 2022. This increase in total revenue was entirely due to higher net premiums earned of $11.0 million net of $2.3 million of reinstatement premium primarily related to the Maui wildfire event in our Commercial Accounts business unit for the nine months ended September 30, 2023 as compared to the same period of 2022.

The Commercial Lines Segment reported pre-tax loss of $15.2 million for the nine months ended September 30, 2023, driven by a $17.3 million and $0.6 million pre-tax loss in our Commercial Accounts business unit and discontinued commercial business unit, respectively , offset by a $2.7 million pre-tax gain in our Aviation business unit as compared to a pre-tax loss of $4.3 million for the same period of 2022 driven by a $4.8 million and $0.1 million pre-tax loss in our Commercial Accounts business unit and discontinued commercial business unit, respectively, partially offset by a $0.6 million pre-tax gain in our Aviation business unit.  The pre-tax result was due to higher net earned premium as discussed above of $11.0 million wholly offset by higher operating expense of $2.8 million and higher net losses and LAE of $19.1 million. Operating expenses increased primarily due to higher production cost associated with the increase in net premium production discussed above, partially offset by lower salary and related expenses for the comparative period.

The Commercial Lines Segment reported a net loss ratio of 90.1% for the nine months ended September 30, 2023 as compared to 73.5% for the same period of 2022.  The gross loss ratio before reinsurance for the nine months ended September 30, 2023 was 89.2% as compared to 58.4% reported for the same period of 2022.  The bulk of the comparative increase in the gross loss ratio was due to a 2,380 basis point increase in incurred non-CAT current accident year loss primarily due to the recent Maui wildfire event. Also contributing to the gross loss ratio comparative increase was 440 basis points of unfavorable net loss reserve development and 300 basis points from unallocated LAE partially offset by a 40 basis point decline in 2023 current accident year loss. The higher net loss ratio during the nine months ended September 30, 2023 as compared to the same period of the prior year. was driven by a combination of a 1,450 basis point increase in CAT current accident year loss, a 420 basis point increase from unallocated LAE, a 200 basis point increase in unfavorable net loss reserve development offset, in part, by a 410 basis point decrease in non-CAT current accident year loss. The Commercial Lines Segment reported a net expense ratio of 32.9% for the nine months of 2023 as compared to 35.7% for the same period of 2022.  The decrease in the net expense ratio was driven by higher net premiums earned as previously discussed.

We have taken the following actions to address the profitability and the overall volatility of the property results in our Commercial Accounts business unit. Our Commercial Accounts business unit continues to achieve premium rate increase including during the third quarter of 2023, a 6.2% property rate and 4.2% casualty rate increases. Furthermore, our Commercial Accounts business unit is exiting certain unprofitable property classes and shifting marketing tactics in weather-prone states to industries and classes that are more casualty premium-driven accounts.

Personal Segment

Gross premiums written for the Personal Segment were $51.9 million for the nine months ended September 30, 2023 as compared to $47.6 million for the same period in the prior year.  Net premiums written for the Personal Segment were $51.6 million for the nine months ended September 30, 2023, which was a increase of $4.2 million from the $47.4 million reported for the same period in the prior year.  The increase in gross and net written premiums was primarily due to targeted rate increases  which have been ongoing since 2022 and included an aggregate countrywide net increase of

40% and continued into 2023 including the third quarter of 2023 which experienced personal auto rate increases in 8 states aggregating a countrywide net increase of approximately 7%.

Total revenue for the Personal Segment was $45.1 million for the for the nine months ended September 30, 2023 as compared to $49.9 million for the same period in 2022.  The decrease in revenue was primarily due to lower net premiums earned of $4.2 million and lower finance charges of $0.6 million during the nine months ended September 30, 2023 as compared to the same period during 2022.

Pre-tax loss for the Personal Segment was $7.3 million for the nine months ended September 30, 2023 as compared to a pre-tax loss of $8.0 million for the same period of 2022.  Lower net losses and LAE and lower operating expense of $4.9 million and $0.6 million respectively, wholly offset the decreased revenue previously discussed above for the nine months ended September 30, 2023 as compared to the same period during 2022.

The Personal Segment reported a net loss ratio of 85.3% for the nine months ended September 30, 2023 as compared to 88.1% for the same period of 2022.  The gross loss ratio before reinsurance was 85.4% for the nine months ended September 30, 2023 and 88.3% for the same period in the prior year.  The Personal Segment comparative decrease in net loss ratio of 280 basis points consists of a 210 basis point decrease in non-CAT current accident year loss, 170 basis point decrease in unfavorable net loss reserve development, 70 basis point decrease in unallocated LAE offset in part, by a 170 basis point increase in CAT current accident year loss. The Personal Segment reported a net expense ratio of 31.8% for the first nine months of 2023 as compared to 30.3% for the same period of 2022.  The increase in the expense ratio was due to lower net premiums earned.

Runoff Segment

Gross premiums written for the Runoff Segment were $0.3 million for the nine months ended September 30, 2023, which was $10.0 million less than the $10.3 million reported for the same period of 2022.  Net premiums written were $0.1 million for the nine months ended September 30, 2023 as compared to $9.4 million for the same period of 2022.  The decrease in gross premiums written and net premiums written reflect the stage of maturity of our decision in prior periods to halt our senior care facilities business as well as other specialty programs.

The $42 thousand of total revenue for the nine months ended September 30, 2023 was $10.7 million less than the $10.7 million reported by the Runoff Segment for the same period in 2022.  This decline in revenue is due to the lower net premiums earned for reasons previously discussed above regarding written premium.

The Runoff Segment reported a pre-tax loss of $49.3 million for the first nine months of 2023 as compared to pre-tax loss of $74.0 million reported for the same period in 2022.  The improvement in pre-tax results stems from $69.4 million of lower net losses and LAE partially offset by the lower total revenue discussed above and higher operating expense of $34.0 million during the nine months ended September 30, 2023 as compared to the same period during 2022.  The comparative increase in operating expense is solely due to the write-off of a receivable from a reinsurer of $36.8 million as a result of the final binding arbitration decision on June 2, 2023 (see Note 11, “Reinsurance – Loss Portfolio Transfer”). The Runoff Segment reported lower net losses and LAE for the nine months ended September 30, 2023 compared to the same period of the prior year primarily as the result of declining unfavorable net prior year development recognition of $60.8 million, of which $47.7 million was from the binding auto business, $8.9 million was from the senior care facilities business with the remaining lines of business in runoff decreasing $4.2 million. The remaining decrease in net losses and LAE for the nine months ended September 30, 2023 as compared to the same period during 2022 stems from the declining number of policies in force.

Corporate

Total revenue for Corporate increased by $10.5 million for the nine months ended September 30, 2023 as compared to the same period the prior year primarily as a result of a $4.0 million increase in net investment income coupled with net gain on investments of $6.5 million.  Corporate pre-tax loss was $2.2 million for the nine months ended September 30, 2023 as compared to a pre-tax loss of $13.5 million for the same period of 2022.  The improvement in pre-tax results for the first nine months of 2023 was primarily due to the increase in revenue previously discussed above and a decline in operating expense of $2.5 million partially offset by higher interest expense of $1.7 million. For the comparative period,  lower operating expense is attributable to cost containment efforts which yielded lower employee related cost and outside consulting fees while higher interest expense is due to the rising interest rate environment over the preceding twelve months.

Financial Condition and Liquidity

Sources and Uses of Funds

Our sources of funds are from insurance-related operations, financing activities, and investing activities. Major sources of funds from operations include premiums collected (net of policy cancellations and premiums ceded), commissions, and processing and service fees. As a holding company, Hallmark is dependent on dividend payments and management fees from its subsidiaries to meet operating expenses and debt obligations. As of September 30, 2023, Hallmark and its non-insurance company subsidiaries had $20.9 million in unrestricted cash and cash equivalents. As of that date, our insurance subsidiaries held $54.8 million of unrestricted cash and cash equivalents, as well as $267.7 million in debt securities with an average modified duration of 1.2 years. Accordingly, we do not anticipate selling long-term debt instruments to meet liquidity needs.

AHIC and TBIC, domiciled in Texas, are limited in the payment of dividends to their stockholders in any 12 month period, without the prior written consent of the Texas Department of Insurance, to the greater of statutory net income for the prior calendar year or 10% of statutory policyholders’ surplus as of the prior year end. HIC and HNIC, both domiciled in Arizona, are limited in the payment of dividends to the lesser of 10% of prior year policyholders’ surplus or prior year’s net income, without prior written approval from the Arizona Department of Insurance. HSIC, domiciled in Oklahoma, is limited in the payment of dividends to the greater of 10% of prior year policyholders’ surplus or prior year’s statutory net income, not including realized capital gains, without prior written approval from the Oklahoma Insurance Department. For all our insurance companies, dividends may only be paid from unassigned surplus funds. During 2023, any dividends paid to Hallmark will require prior regulatory approval from the state regulators. As a county mutual insurance company, dividends from HCM are payable to policyholders. During the first nine months of 2023 and 2022, our insurance subsidiaries paid no dividends to Hallmark. During the first nine months of 2023 and 2022 our insurance subsidiaries paid $6.6 million and $7.0 million in management fees to Hallmark, respectively.

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

Comparison of September 30, 2023 to December 31, 2022

On a consolidated basis, our cash (excluding restricted cash) and investments at September 30, 2023 were $363.1 million compared to $513.9 million at December 31, 2022. The primary reason for this decrease in unrestricted cash and investments was cash used by operations, offset in part from sales and maturities of investment securities.

Comparison of Nine Months Ended September 30, 2023 and September 30, 2022

During the nine months ended September 30, 2023, our cash flow used by operations was $172.1 million compared to cash flow used by operations of $74.2 million during the same period the prior year. The comparative decline in cash flow used in operations was primarily driven by lower premium, due to the continuing progress in run off efforts to close out the business units sold at the end of the third quarter last year, increased paid operating expenses, due to the partial write-off of the receivable from DARAG, and lower federal income taxes recovered offset, in part by lower paid claims, higher investment income and lower interest paid during the nine months ended September 30, 2023 compared to the same period ended September 30, 2022..

Net cash provided by investing activities during the first nine months of 2023 was $170.2 million as compared to net cash used in investing activities of $1144.2 million during the first nine months of 2022. The net cash provided by investing activities during the first nine months of 2023 as compared to the same period of 2022 was comprised of a decrease of $258.7 million in purchases of debt and equity securities, an increase of $54.2 million in maturities, sales and redemptions of investment securities and a $1.5 million decrease in purchases of fixed assets.

The Company did not report any net cash from financing activities during the first nine months of 2023 or 2022.

Senior Unsecured Notes

On August 19, 2019, Hallmark issued $50.0 million of senior unsecured notes (“Notes”) due August 15, 2029.  Interest on the Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears commencing February 15, 2020.  The Notes are not obligations of or guaranteed by any of Hallmark’s subsidiaries and are not subject to any sinking fund requirements.  At Hallmark’s option, the Notes are redeemable, in whole or in part, prior to the stated maturity subject to certain provisions intended to make the holders of the Notes whole on scheduled interest and principal payments.  The indenture governing the Notes contains certain covenants which, among other things, restrict Hallmark’s ability to incur additional indebtedness, make certain payments, create liens on the stock of certain subsidiaries, dispose of certain assets, or merge or consolidate with other entities. The terms of the indenture prohibit payments or other distributions on any security of the Company that ranks junior to the Notes when the Company’s debt to capital ratio (as defined in the indenture) is greater than 35%. The Company’s debt to capital ratio exceeds 100.0% as of September 30, 2023.

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

Each trust pays dividends on its preferred securities at the same rate each quarter as interest is paid on the junior subordinated debt securities.  Under the terms of the trust subordinated debt securities, we pay interest only each quarter and the principal of each note at maturity.  We may elect to defer payments of interest on the trust subordinated debt securities by extending the interest payment period for up to 20 consecutive quarterly periods.  As of September 30, 2023, we have deferred interest for 12 consecutive quarters totaling $8.5 million of interest. During any such extension period, interest continues to accrue on the trust subordinated debt securities, as well as interest on such accrued interest.  In order to maintain compliance with the terms of our senior unsecured Notes, we have elected to defer payment of interest on the trust subordinated securities until our debt to capital ratio (as defined in the indenture governing the Notes) is less than 35%. The subordinated debt securities of each trust are uncollateralized and do not require maintenance of minimum financial covenants.

The following table summarizes the nature and terms of the junior subordinated debt and trust preferred securities:

	Hallmark	Hallmark
	Statutory	Statutory
	Trust I	Trust II

Issue date	June 21, 2005	August 23, 2007
Principal amount of trust preferred securities	$30,000	$25,000
Principal amount of junior subordinated debt securities	$30,928	$25,774
Maturity date of junior subordinated debt securities	June 15, 2035	September 15, 2037
Trust common stock	$928	$774
Interest rate, per annum	Three Month SOFR + Three Month Tenor + 3.25%	Three Month SOFR + Three Month Tenor + 2.90%
Current interest rate at September 30, 2023	8.92%	8.57%

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

In light of these continuing remedial efforts, our principal executive officer and principal financial officer have evaluated and completed their remediation efforts and presently await our independent auditors to complete their review of the Company’s disclosure controls and procedures and thus presently we have concluded that, as of September 30,

2023, the end of the period covered by this report, such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported.

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

As of September 30, 2023 we were engaged in various legal proceedings in the ordinary course of business, none of which, either individually or in the aggregate, are believed likely to have a material adverse effect on our consolidated financial position or results of operations, in the opinion of management. The various legal proceedings to which we were a party are routine in nature and incidental to our business.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock buyback program initially announced on April 18, 2008, authorized the repurchase of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions (the “Stock Repurchase Plan”). On January 24, 2011, we announced an increased authorization to repurchase up to an additional 3,000,000 shares. The Stock Repurchase Plan does not have an expiration date. We did not repurchase any shares of our common stock during the three months ended September 30, 2023.

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

+

Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30 2023 and 2022, (iv) Consolidated Statements of Stockholder’s (Deficit) Equity for the three months and nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) related notes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK FINANCIAL SERVICES, INC.

(Registrant)

Date: November 14, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, Chief Executive Officer (principal executive officer)

Date: November 14, 2023	/s/ Christopher J. Kenney
Christopher J. Kenney, President and Chief Financial Officer (principal financial officer)